Form 10-Q
period 1995-09-30
AMERICAN TRAVELLERS CORP
filed 1995-11-14
CIK 790928

FORM 10-Q
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, DC   20549




(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1995


or


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________


Commission File Number 0-14391


		      AMERICAN TRAVELLERS CORPORATION
	   (Exact name of Registrant as specified in its charter)

	Pennsylvania                            23-1738097
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)

3220 Tillman Drive, Bensalem, Pennsylvania         19020
 (Address of Principal Executive Offices)        (Zip Code)

		 (215) 244-1600
(Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.


Yes (    x   )          No (        )



APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
As of November 10, 1995, there were 10,568,631 shares of the registrant's common stock, $.01 par value, outstanding. The registrant has no other classes of common stock.


			       - 1-
PART 1 - FINANCIAL INFORMATION


Item 1.      FINANCIAL STATEMENTS

	     AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
		      CONSOLIDATED BALANCE SHEETS

				ASSETS


(In Thousands)                September 30, 1995  December 31, 1994
				     (Unaudited)
INVESTMENTS:
Bonds, at amortized cost
(market value  $320,047
and $228,971)....................       $313,701           $238,198
Mortgage Loan ...................            451                 --

     TOTAL INVESTMENTS ..........        314,152            238,198

CASH & CASH EQUIVALENTS .........         52,517              9,133
ACCRUED INVESTMENT INCOME .......          5,685              4,192
PREMIUMS DUE AND DEFERRED .......          5,760              5,518
DEFERRED POLICY ACQUISITION COSTS        137,945            122,070
PROPERTY AND EQUIPMENT, at
 cost (net of accumulated
 depreciation of $3,489 and $4,192)..      4,256              5,168
GOODWILL (net of amortization
of $12,160 and $10,603).........          12,806             14,316
OTHER ASSETS ...................           5,197              2,209

      TOTAL ASSETS..............        $538,318           $400,804


The accompanying notes are an integral part of these statements.























				- 2-
	     AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
		      CONSOLIDATED BALANCE SHEETS

		 LIABILITIES  AND SHAREHOLDERS' EQUITY

(In Thousands except for per share data)
			  September 30, 1995     December 31, 1994
				 (Unaudited)
POLICY LIABILITIES:
Future policy benefits
 and claim reserves                 $209,158              $169,285
Unearned premium reserve              36,240                35,133

Total Policy Liabilities ..          245,398               204,418

OTHER LIABILITIES ......               6,673                 5,185
NOTES PAYABLE .........                   --                20,000
CURRENT AND DEFERRED INCOME TAXES .   29,274                34,862
6.5% CONVERTIBLE
SUBORDINATED DEBENTURES.....         103,500                    --

 Total Liabilities ...               384,845               264,465

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value;
 5,000,000  shares  authorized;
 No shares issued .                       --                    --
 Common stock, $.01 par value;
 25,000,000 shares authorized;
 (10,702,070 and 10,641,512 shares
  issued at September 30, 1995 and
December 31, 1994 ) ....                 107                   106
Capital in excess of par value .......60,153                59,480
Retained earnings ................... 93,962                77,502
Less: shares of common stock held
 in treasury at cost (133,439 shares
 at Sept. 30, 1995 & Dec. 31, 1994)     (749)                 (749)

 Total Shareholders' Equity ........ 153,473               136,339

 TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY .              $538,318              $400,804

The accompanying notes are an integral part of these statements.













				- 3-
	     AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF INCOME
			      (UNAUDITED)

(In Thousands except for per share data)
				 Three Months Ended September 30,
				       1995                  1994
REVENUES:
Accident and health premiums ...... $ 61,435              $47,304
Life premiums .....................    2,101                2,087
Net investment income .............    4,587                2,655
Realized investment gains(losses)..      155                  (3)

Total revenues .............          68,278               52,043

BENEFITS AND EXPENSES:
Benefits to policyholders..           38,934               27,916
Commissions ...............           17,531               15,195
General and administrative .           7,939                7,129
Amortization of deferred policy
 acquisition .............             5,440                4,936
Less: Policy acquisition costs
deferred ....................        (10,496)             (10,269)
Interest expense.............            614                  242

Total Benefits and Expenses .....     59,962               45,149

INCOME BEFORE PROVISION FOR
INCOME TAXES .............             8,316                6,894

PROVISION FOR INCOME TAXES ........    2,589                2,178

NET INCOME .................        $  5,727             $  4,716

PRIMARY EARNINGS PER SHARE........  $    .53             $    .44

PRIMARY NUMBER OF SHARES
OUTSTANDING   .............           10,844               10,772

FULLY DILUTED EARNINGS PER
COMMON SHARES..............         $    .52             $    .44

FULLY DILUTED NUMBER OF
SHARES OUTSTANDING.........           11,299               10,772

The accompanying notes are an integral part of these statements.













				- 4-
	     AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF INCOME
			       (UNAUDITED)

				       Nine Months Ended September 30,
				 (In Thousands except for per share data)
						1995              1994

REVENUES:
Accident and health premiums ...........    $179,898          $139,704
Life premiums ..........................       6,294             5,039
Net investment income ..................      12,697             7,524
Realized investment gains (losses)......         179               (9)

Total Revenues .........................     199,068           152,258

BENEFITS AND EXPENSES:
Benefits to policyholders ..............     111,724            80,099
Commissions ............................      54,011            46,791
General and administrative .............      23,789            21,613
Amortization of deferred policy
acquisition costs ......................      16,394            15,064
Less:  Policy acquisition costs deferred     (32,269)         (31,401)
Interest expense .......................       1,477               627

Total Benefits and Expenses ............     175,126           132,793

INCOME BEFORE PROVISION FOR INCOME TAXES      23,942            19,465

PROVISION FOR INCOME TAXES .............       7,483             6,117

NET INCOME ................................  $16,459         $  13,348

PRIMARY EARNINGS PER SHARE.................  $  1.52         $    1.25

PRIMARY NUMBER OF SHARES OUTSTANDING.......   10,836            10,720

FULLY DILUTED EARNINGS PER COMMON SHARE....  $  1.51         $    1.25

FULLY DILUTED NUMBER OF SHARES OUTSTANDING.   10,987            10,720

The accompanying notes are an integral part of these statements.

















				- 5-
	     AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF CASH FLOWS
			       (UNAUDITED)

				       Nine Months Ended September 30,
(In Thousands)                                    1995            1994

CASH FLOWS - OPERATING ACTIVITIES

Net Income ..............................  $    16,459       $  13,348

Adjustments to reconcile net income to
net cash provided by operating activities .         --              --
Amortization of deferred policy
acquisition costs .................             16,394          15,064
Depreciation and amortization ............       3,725           4,440
Realized investment (gains) losses on
securities held to maturity                       (153)              9
Increase in reserves..........................  40,980          27,420
Current and deferred income taxes.............  (5,317)          4,634
Increase (decrease) in other liabilities ....    1,488            (661)
Deferred policy acquisition costs ...........  (32,269)        (31,402)
Increase in other assets ..................     (1,132)           (625)
Total adjustments .......................       23,716          18,879

Net cash provided by operating activities       40,175          32,227

CASH FLOWS - INVESTING ACTIVITIES

Proceeds from calls and maturities of
Investments .............               .       29,045          11,434
Purchase of investments ...................   (105,396)        (55,754)
Purchase of property and equipment .....          (439)           (453)

Net cash (used in) investing activities        (76,790)        (44,773)

CASH FLOWS - FINANCING ACTIVITIES

Proceeds from issuance of Subordinated
Debentures............                         103,500              --
Debentures issue costs......................    (3,905)             --
(Repayments)Borrowing on notes payable .....   (20,000)          8,000
Exercise of options ...................            404             137

Net cash provided by financing activities       79,999           8,137

Net change in cash .......................      43,384          (4,409)

CASH, Beginning .........................        9,133          10,286

CASH, Ending        .....................  $    52,517        $  5,877

Supplemental disclosure  of cash flow information
Cash paid during period for:,
Interest ...............................   $     1,262        $    554
Income taxes ..........................    $    12,800        $  2,165

The accompanying notes are an integral part of these statements.

				-6-
	     AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			      (UNAUDITED)

NOTE 1- STATEMENT OF ACCOUNTING POLICIES:

The financial results of this report are stated in conformity with generally accepted accounting principles. The information for the three months and nine months ended September 30, 1995 and 1994 is unaudited. However, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and the results of the operations of the Company at September 30, 1995 and 1994 and for the three and nine months then ended have been included. Results for these interim periods are not necessarily indicative of results for a full year.

NOTE 2 - ACCOUNTING FOR INVESTMENTS:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. The Company has the positive intent and the ability to hold its debt securities to maturity. Under these circumstances, SFAS No. 115 requires that the Company record its investments in debt securities at amortized cost. Because the Company's previous accounting policy was to value these securities at amortized cost, the adoption of SFAS No. 115 had no effect on the Company's financial position and results of operation.
Debt securities are generally purchased with the intention to hold to maturity. For financial reporting purposes the Company's entire investment portfolio at September 30, 1995 and December 31, 1994 has been designated as "hold to maturity" securities and reported at amortized cost pursuant to the requirements of SFAS No. 115. During the quarter ended June 30, 1995, the Company purchased and sold $7.2 million in debt securities which, for purposes of SFAS No. 115, were categorized as "available for sale."

NOTE 3 - 6.5 %  CONVERTIBLE SUBORDINATED DEBENTURES DUE 2005

On September 22, 1995, the Company issued $103.5 million of 6.5% Convertible Subordinated Debentures due October 1, 2005. The debentures are convertible into common stock of the Company at any time at or prior to maturity at a conversion price of $22.75 (equivalent to a conversion rate of 43.96 shares per $1,000 principal amount of Debentures), subject to adjustment under certain circumstances. Interest on the Debentures is payable semi-annually on April 1 and October 1, commencing April 1, 1996. The Debentures are redeemable, in whole or in part, at the option of the Company, for cash at any time on or after October 9, 1998.











				- 7-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues-

Premiums
For the quarter ended September 30, premiums increased 28.5% to $63.5 million in 1995 from $49.4 million in 1994. For the nine months ended September 30, premiums increased 28.7% to $186.2 million in 1995 from $144.7 million in 1994. These increases reflect the continued expansion of the Company's policyholder base. The 1995 premiums include $5.4 million for the quarter and $17.3 million for the nine months from the JC Penney long term care business acquired in October 1994.

The components of annualized premiums in force are summarized below:

			    Annualized Premiums in Force
				  ($  in millions)

			   As of September 30,
			     1995         1994      Percentage Change

Nursing home ..............  $164.7       $119.5                37.9%
Home Health Care ........      60.2         45.6                32.1%

Total Long Term Care .......  224.9        165.1                36.3%

Medicare Supplement ........   23.2         27.4               (15.4%)
Other Accident and Health ...   8.9          9.6                (7.3%)
Life Insurance ..............   8.7          6.8                28.0%

Total Premiums in Force .....$265.7       $208.9                27.2%

The Company's long term care annualized premiums in force have increased significantly, and include $22.2 million, at September 30, 1995, attributable to policies acquired from JC Penney. The overall improvement in long term care sales (reflecting both new business and renewal premiums) is the result of: (i) the success of long term care products introduced in 1991 and 1992; (ii) the expansion during 1992 of issue age limits from age 84 to age 99 (policyholders over age
84 accounted for 10% and 13% of total new business for the three months and 10% and 15% of total new business for the nine months ended September 30, 1995 and 1994, respectively); (iii) the elimination during 1992 of substandard rating categories; (iv) the introduction during 1992 of sales brochures that were easier for agents to use;
(v) the introduction during late 1992 and 1993 of a new, more affordable home health care plan; and (vi) ongoing product introductions during 1993 and 1994. Certain of these changes, principally, the increase in issue age limits and the elimination of substandard rating categories, may expose the Company to additional underwriting risk. Management believes, but there can be no assurance, that the additional risk accompanying these changes has been moderated by a combination of increased volume and improved underwriting techniques.



				- 8-
Partially offsetting the growth in long term care premiums is a reduction in Medicare supplement business, for which new sales have been negligible since 1992, when management decided to de-emphasize this product line. Life insurance premiums have increased as a result of the introduction of a new whole life plan during 1993, offering up $10,000 face amount coverage to applicants up to age 85.

New business premiums are summarized by line of business below:

				     New Business Premiums
				       ($  in millions)

			      Three Months Ended   Nine Months Ended
				 September 30,        September 30,
			  1995   1994 % Change   1995    1994 % Change

Nursing Home ..........  $10.6   $9.6    10.5%  $31.4   $30.5     3.0%
Home Health Care ........  4.8    5.0    (4.0%)  15.3    15.4    (0.7%)

Total Long Term Care .... 15.4   14.6     5.5%   46.7    45.9     1.8%

Medicare Supplement ...... 0.0     0.0      0%    0.0     0.0       0%
Other Accident & Health .. 0.5     0.5      0%    1.5     1.4     7.2%
Life Insurance ........... 0.8     0.9  (11.2%)   2.7     2.6     3.9%

Total New Business ....  $16.7   $16.0    4.4%  $50.9   $49.9     2.1%

The limited growth in new business is attributable to: (i) policyholders' selection of monthly premium payment plans as opposed to annual premium payments, a practice which the Company promotes;
(ii) the lingering effect of the recent debate over national health care, which, in management's opinion, raised public expectations that long term care expenses would be covered under a federal program, making the purchase of private long term care insurance unnecessary; and (iii) increased competition. The Company does not know to what extent its competition is likely to increase or change in any material respects but believes that it is well positioned to remain competitive in all of its markets.

Investment Income
For the quarter ended September 30, investment income, including securities gains and losses, increased 78% to $4.8 million in 1995 from $2.7 million in 1994. For the nine months ended September 30, investment income increased 72% to $12.9 million in 1995 from $7.5 million in 1994. These increases reflect the availability of additional cash and invested assets, which have increased by $160.8 million, principally from net cash flow from operations, the JC Penney acquisition and the net proceeds from the Company's recently concluded convertible subordinated debentures offering (the "Debt Offering").

 During 1993, the Company began purchasing tax-free municipal securities, which provided superior after-tax yields when compared to taxable securities of similar quality and maturity. In the fourth quarter of 1994, the investment criteria were changed back to taxable securities in response to changing tax planning requirements. The Company invests in investment grade debt instruments. It does not invest in high-yield debt securities, equities, derivatives or real estate, and has historically held its investment portfolio at amortized cost.
				- 9-
Benefits and Expenses-

Benefits to Policyholders

For the quarter ended September 30, benefits to policyholders increased 39.5% to $38.9 million in 1995 from $27.9 million in 1994. For the nine months ended September 30, benefits to policyholders increased 39.7% to $111.7 million in 1995 from $80.1 million in 1994. These increases in benefits to policyholders follow the increases in premiums for the corresponding periods.

The components of benefits to policyholders are:

				     Benefits to Policyholders
					 ($  in millions)

			      Three Months Ended      Nine Months Ended
				 September 30,           September 30,
			 1995    1994 % Change    1995   1994  % Change

Paid Claims ..........  $24.6   $18.7    31.6%   $71.8  $56.5     27.1%
Reserve Increase ......  14.3     9.2    55.5%    39.9   23.5     69.8%

Total Benefits .........$38.9   $27.9    39.5%  $111.7  $80.0     39.7%

The components of benefits to policyholders as a percentage of total premiums are:

Benefits to Policyholders as a Percentage of Total Premiums
			   Three Months Ended     Nine Months Ended
			     September 30,          September 30,
			   1995        1994         1995       1994

Paid Claims ............  38.7%       37.9%        38.6%      39.0%
Reserve Increase ......   22.5%       18.6%        21.4%      16.3%

Total Benefits .........  61.3%       56.5%        60.0%      55.3%

The "paid claims to total premiums" ratio has been consistent for the periods presented. The increase in "reserve increase to total premiums" ratio corresponds to the growth in long term care business, for which higher levels of reserves are held.

Claims are actively monitored and reserves are reviewed annually by an independent actuarial firm to ensure that claim and benefit reserves are adequate. Adjustments, if necessary, are made in marketing strategy, product design and pricing when appropriate.

Commissions
For the quarter ended September 30, commission expense increased 15.2% to $17.5 million in 1995 from $15.2 million in 1994; as a percentage of premiums, commission expense decreased to 27.6% in 1995 from 30.8% in 1994. For the nine months ended September 30, commission expense increased 15.5% to $54.0 million in 1995 from $46.8 million in 1994; as a percentage of premiums, commission expense decreased to 29.1% in 1995 from 32.4% in 1994. The decreases in effective commission rates are directly related to the growth in the renewal business relative to total business.

				-10-
General and Administrative

For the quarter ended September 30, general and administrative expenses increased 11.3% to $7.9 million in 1995 from $7.1 million in 1994; as a percentage of premiums, general and administrative expenses decreased to 13.4% in 1995 from 14.6% in 1994. For the nine months ended September 30, general and administrative expenses increased 10.2% to $23.8 million in 1995 from $21.6 million in 1994; as a percentage of premiums, general and administrative expenses decreased to 12.8% in 1995 from 15.0% in 1994.

The components of general and administrative expenses are:

			       General and Administrative Expenses
					($  in millions)

			  Three Months Ended         Nine Months Ended
			     September 30,             September 30,
			1995    1994  % Change   1995   1994  % Change

General and
Administrative ........ $5.8    $5.5      5.5%  $18.0  $16.7      7.8%
Premium Taxes .........  1.4     1.1     27.3%    4.3    3.3     30.4%
Goodwill Amortization .  0.7     0.5     40.0%    1.5    1.6     (6.3%)

Total ..............    $7.9    $7.1     11.3%  $23.8  $21.6     10.2%

The components of general and administrative expenses as a percentage of total premiums are:

General and Administrative Expenses as a Percentage of Total Premiums
			  Three Month Ended     Nine Months Ended
			    September 30,         September 30,
			 1995        1994        1995       1994

General and
Administrative           9.1%       11.1%        9.7%      11.6%
Premium Taxes .........  2.3%        2.3%        2.4%       2.3%
Goodwill Amortization..  1.1%        1.0%        0.7%       1.2%

Total                   12.5%       14.4%       12.8%      15.0%

The decrease in "general and administrative expenses (exclusive of premium taxes and goodwill amortization) to total premiums" ratio reflects the Company's ability to process additional premium volume at lower marginal costs. The increase in premium taxes is directly related to the increase in premiums; the premium tax rate is consistent between periods. The decrease in goodwill amortization is a reflection of the lapse rates on acquired blocks of business which have declined relative to prior periods.









				-11-
Interest Expense

For the quarter ended September 30, interest expense increased 154% to $0.6 million in 1995 from $0.2 million in 1994. For the nine months ended September 30, interest expense increased 136% to $1.5 million in 1995 from $0.6 million in 1994. These increases reflect: (i) higher outstanding revolving credit borrowings in 1995 ($20 million) than in
1994 ($12 million); and   (ii)  higher interest rates in 1995 (9.0%)
than in 1994 (6.0%). As of September 22, 1995, the revolving credit was paid down to zero with the proceeds of the Debt Offering. As a result of the Debt Offering, interest expense will remain at increased levels for the foreseeable future.

Amortization of Deferred Acquisition Costs

For the quarter ended September 30, amortization of deferred policy acquisition costs increased 10% to $5.4 million in 1995 from $4.9 million in 1994. For the nine months ended September 30, amortization of deferred policy acquisition costs increased 9.4% to $16.4 million in 1995 from $15.0 million in 1994. These increases reflect the higher levels of deferred policy acquisition costs, which have increased by $32.3 million.

Amortization of deferred policy acquisition costs varies with and is directly related to the lapse rates of premiums in force. Improved persistency in 1995 has resulted in decreased amortization of deferred policy acquisition costs in relation to the average deferred policy acquisition cost asset during the periods when compared with prior periods.

Policy Acquisition Costs Deferred

For the quarter ended September 30, policy acquisition costs deferred increased 2% to $10.5 million in 1995 from $10.3 million in 1994. For the nine months ended September 30, policy acquisition costs deferred increased 2.9% to $32.3 million in 1995 from $31.4 million in 1994. Policy acquisition costs, which consist of principally excess first year commissions and policy issue and underwriting costs, vary with and are directly related to new business premiums.

Income Taxes

For the quarter ended September 30, the provision for income taxes increased 18.2% to $2.6 million in 1995 from $2.2 million in 1994.
For the nine months ended September 30, the provision for income taxes increased 23% to $7.5 million in 1995 from $6.1 million in 1994.
These increases correspond to an increase in income before the provision for income taxes, as adjusted for the effects of tax-free investment income.










				-12-
The components of the income tax provisions are:

				   Provision for Income Taxes
				       ($  in millions)

			  Three Months Ended      Nine Months Ended
			     September 30,            September 30,
			   1995        1994        1995           1994

Income before Provision
for Income Taxes ....    $  8.3      $  6.9     $  23.9        $  19.5
Tax-Free Income .......    (0.8)       (0.7)       (2.4)          (2.0)

Taxable Income ...       $  7.5      $  6.2     $  21.5        $  17.5

				       Effective Tax Rate
		    (As a % of Income Before Provision for Income Taxes)

			Three Months Ended       Nine Months Ended
			   September 30,           September 30,
			   1995     1994           1995     1994

Applicable Tax Rate        35.0%    35.0%          35.0%    35.0%
Tax-Free Income .....      (3.8%)   (3.4%)         (3.7%)   (3.5%)

Effective Tax Rate ..      31.2%    31.6%          31.3%    31.5%

For the quarter ended September 30, the current tax provision increased 200% to $3.0 million in 1995 from $1.0 million in 1994. For the nine months ended September 30, the current tax provision increased 204% to $8.8 million in 1995 from $2.9 million in 1994. The significant increases in taxes currently payable is the result of continued growth which limits the availability of the "small life company deduction", while at the same time increasing other temporary differences. These temporary differences are expected to grow during 1995 and 1996. Although these differences will not increase the effective tax rate for financial reporting purposes, they will result in greater amounts of tax which are currently payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and investment income. Its primary uses of cash are payments of benefits, policy acquisition costs, operating costs and income taxes. The Company has a $20.0 million revolving credit facility that was paid down to $0, on September 22, 1995. The revolving credit facility is still available. There are no other lines of credit currently in place. As of September 30, 1995, the Company had no material commitments for any capital expenditures.

On September 22, 1995, the Company issued $103.5 million of 6.5% Convertible Subordinated Debentures due October 1, 2005. The net proceeds from this issuance were used to repay in full the existing revolving credit facility, to make an additional $58.0 million surplus contribution to ATLIC, which is our primary insurance subsidiary, and for general corporate purposes. State insurance laws and regulations require statutory capital and surplus be maintained at specific levels. As of September 30, 1995, the Company's insurance subsidiaries were above all required capitalization levels.
				-13-
On October 25, 1995, the Company announced that it has signed a Letter of Intent with Transport Life Insurance Company and Continental Life Insurance Company, both of Fort Worth, Texas. Transport and Continental are subsidiaries of Texas-based Transport Holding, Inc. The Letter of Intent contemplates the Company's purchase of a book of long term care business with an estimated total annualized premium of $100 million. This transaction is subject to the execution of a definitive reinsurance and purchase agreement.

Management believes that the effect of inflation is insignificant to its insurance operations, except with respect to its Medicare supplement product line.







			 Part II - OTHER INFORMATION

ITEM 4:                 NONE


ITEM 6:                 NONE








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TRAVELLERS CORPORATION





Date : November 10, 1995    By:  /s/ John A Powell
				     JOHN A. POWELL
				     Chairman of the Board &
				     Chief Executive Officer





Date: November 10, 1995     By:  /s/ Benedict J. Iacovetti
				     BENEDICT J. IACOVETTI
				     Principal Financial Officer


				-14-