Form 10-Q/A
period 1996-02-08
AMERICAN TRAVELLERS CORP
filed 1996-02-09
CIK 790928

THIS CONFORMING PAPER FORMAT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T.
FORM 10-Q/A
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended September 30, 1995 or

( )  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ____________ to ______________

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


Item 6: Exhibits and Reports on Form S-K.

Exhibit 27:	Financial Data Schedule

The Financial Data Schedule is being submitted in the electronic format prescribed by the EDGAR Filer Manual and shall set forth the financial information in the applicable table as it pertains to Article 7 Registrants (Insurance Companies).

[ARTICLE] 7

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[DEBT-HELD-FOR-SALE]                                 0
[DEBT-CARRYING-VALUE]                      313,701,000
[DEBT-MARKET-VALUE]                        320,047,000
[EQUITIES]                                           0
[MORTGAGE]                                     451,000
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                             314,152,000
[CASH]                                      52,517,000
[RECOVER-REINSURE]                                   0
[DEFERRED-ACQUISITION]                     137,945,000
[TOTAL-ASSETS]                             538,318,000
[POLICY-LOSSES]                            209,158,000
[UNEARNED-PREMIUMS]                         36,240,000
[POLICY-OTHER]                                       0
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                      0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     (107,000)
[OTHER-SE]                               (153,366,000)
[TOTAL-LIABILITY-AND-EQUITY]             (538,318,000)
[PREMIUMS]                                (63,536,000)
[INVESTMENT-INCOME]                        (4,587,000)
[INVESTMENT-GAINS]                           (155,000)
[OTHER-INCOME]                                       0
[BENEFITS]                                (38,934,000)
[UNDERWRITING-AMORTIZATION]                (5,440,000)
[UNDERWRITING-OTHER]                                 0
[INCOME-PRETAX]                            (8,316,000)
[INCOME-TAX]                                 2,589,000
[INCOME-CONTINUING]                        (5,727,000)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (5,727,000)
[EPS-PRIMARY]                                      .53
[EPS-DILUTED]                                      .52
[RESERVE-OPEN]                                       0
[PROVISION-CURRENT]                                  0
[PROVISION-PRIOR]                                    0
[PAYMENTS-CURRENT]                                   0
[PAYMENTS-PRIOR]                                     0
[RESERVE-CLOSE]                                      0
[CUMULATIVE-DEFICIENCY]                              0






















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TRAVELLERS CORPORATION

Date : February 8, 1996		By: 	/s/ 	John A Powell
							JOHN A. POWELL
							Chairman of the Board & Chief 							   			Executive Officer


Date: February 8, 1996		By:	/s/	 Benedict J. Iacovetti
							BENEDICT J. IACOVETTI
							Principal Financial Officer




2