Form 10-K
period 1995-12-31
AMERICAN TRAVELLERS CORP
filed 1996-04-01
CIK 790928

April 1, 1996


Via EDGAR
Securities and Exchange Commission
450 5th Street NW
Washington, DC 20549

Re: Commission File No. 0-14391
Annual Report on Form 10-K
For Year Ended December 31, 1995

To whom it may concern:

  Transmitted via EDGAR, for filing, is the Form 10-K Annual Report of American Travellers Corporation (the "Company") for the year ended December 31, 1995 (the "Form 10-K"). A filing fee of $250.00 has previously been paid in accordance with the provisions of Rule 13 a-1 of the Securities Exchange Act of 1934, as amended. Manually signed signature pages for the Form 10-K, the independent accountant's report on the Company's financial statements and the consent included in
Exhibit 23 have been executed prior to the time of the electronic filing and will be retained by the Company for a period of five years.

  The Company's financial statements do not reflect any change from the preceding year in any accounting principles or practices or in the method of applying any such principles or practices.

  If you have any questions regarding this filing, please call the undersigned at (215) 244-1600.

Sincerely yours,

/s/ Benedict J. Iacovetti
    Benedict J. Iacovetti

















UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K
(Mark One)
1  	Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Fiscal Year Ended December 31, 1995.

0	Transition report pursuant to section 13 or 15 of the Securities
Exchange Act of 1934 For the transition periods _____ to _____.

Commission File Number 0-14391
AMERICAN TRAVELLERS CORPORATION
(Exact name of Registrant as specified in its charter)

PENNSYLVANIA						23-1738097
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

3220 Tillman Drive, Bensalem, Pennsylvania 	19020
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (215) 244-1600 Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 Par Value
6.5% Convertible Subordinated Debentures 2005
(Title of Class)

	Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES 1 NO 0
	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 1

	The aggregate market value of Registrant's Common Stock, $.01 par value (its only voting stock), held by non-affiliates as of March 8, 1996, was $296,465,070.
      The number of shares outstanding of Registrant's Common Stock as of March 8, 1996, was 15,885,947 (as adjusted for the Company's 3-for-2 stock split declared March 4, 1996 for shareholders of record on March 20, 1996, payable on April 10, 1996.)

Documents Incorporated By Reference
Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commissions on or before April 29, 1996, are incorporated by reference for the purpose of supplying Part III of this report. Exhibit index begins on page 57.

Table of Contents

PART I

											PAGE
Item 1. 	Business                                                  1
Item 2. 	Properties                                               16
Item 3. 	Legal Proceedings                                        16
Item 4. 	Submission of Matters to a Vote of Security Holders      17
Item 4a.	Executive Officers of the Registrant                     17

PART II

Item 5. 	Market for Registrant's Common Equity and Related
	  	Stockholder Matters                                      18
Item 6. 	Selected Financial Data                                  20
Item 7. 	Management's Discussion and Analysis of Financial
	  	Condition and Results of Operations                      21
Item 8. 	Financial Statements and Supplementary Data              28
Item 9. 	Changes in and Disagreements with Accountants on
        	Accounting and Financial Disclosure                      54

PART III

Item 10.  Directors and Executive Officers of the Registrant       54
Item 11. 	Executive Compensation                                   54
Item 12.	Security Ownership of Certain Beneficial Owners
		and Management                                           54
Item 13.	Certain Relationships and Related Transactions           54


PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports      54
		on Form 8-K




















PART I

Item 1. Business


General

  The Company is a leading marketer and underwriter of long term care insurance, having been a pioneer in this rapidly growing market. The Company's long term care products consist of both nursing home and home health care policies which provide limited benefit payments primarily to senior citizens. The Company also markets and underwrites other supplemental accident and health insurance policies, as well as life insurance. As of December 31, 1995, the Company's long term care products accounted for 89.3% of its total annualized premiums in force of $371.8 million. The Company has experienced substantial growth in both premiums and net income, which have increased from 1993 through 1995 at compounded annual rates of 28.3% and 27.3%, respectively.

  The Company is licensed to market its products in 46 states, the District of Columbia, and the U.S. and British Virgin Islands. Products are sold primarily through a network of over 20,100 independent agents. Operations are conducted through the Company's insurance subsidiaries, American Travellers Life Insurance Company ("ATL"), United General Life Insurance Company ("UGL")and American Accident and Health Insurance Company, to be renamed "American Travellers Insurance Company of New York" ("ATICNY"), and through its insurance agency subsidiary, American Travellers Insurance Services Company, Inc. ("ATIS").

Long Term Care Insurance Industry

  The market for long term care insurance offers, in management's opinion, significant potential as consumers grow more aware of the need for products such as those offered by the Company. Currently, most individuals who require long term care either pay for the care with their own or family member resources or obtain public assistance through Medicaid which requires that the individual meet certain poverty levels in terms of both income and assets. Long term care insurance provides an attractive alternative to self-funding for those individuals whose financial status makes them ineligible for public assistance programs.

  Consumer demand for long term care insurance was insignificant until about 1986 but has steadily increased since that time. Market data from the Health Insurance Association of America, an independent insurance industry association, indicate that cumulative sales increased from 815,000 policies through 1987 to a total of 3.42 million policies by the end of 1993. Management expects continuing growth in the long term care insurance market as the result of various factors, including:

Expansion of the elderly population.

 U.S. Census Bureau data indicate that the over age 65 population, which approximated 32 million in 1990, is expected to reach 65 million by 2030, and 95 million by the year 2050.

Increasing consumer awareness of the need for long term care insurance.

  Based on management's experience, most people, prior to the mid 1980s, underestimated their risk of needing long term care or believed that Medicare covered the cost of this care. However, a report published by the United States Department of Health and Human Services ("HHS") indicates that individuals who reach the age of 65 have a 43% chance of requiring long term care at some time during the remainder of their lives, and Medicare only covers a small portion of the cost of this care. In recent years, awareness of the need for private insurance coverage has increased as media attention has focused on the problem of financing the costs of long term care.

Lack of current market penetration.

  Penetration of the long term care insurance market is very low.
According to data published by HHS, less than one percent of long term care costs are currently funded by private insurance.

Cost of care.

 Long term care is expensive. The average 1992 cost of nursing home and home health care was approximately $31,000 and $20,000 per year, respectively. Many people deplete a significant amount of their financial resources to pay for this care. Long term care insurance is a cost effective alternative.

Changing family support systems.

  Long term care services are likely to be in greater demand as a result of ongoing change in the family support system in our society. Family members will be less able to care for elderly parents as a result of conflicting demands of child care on single parent families, an increase in the number of dual career families and a growing number of families whose members are geographically separated.

Improved products.

  Early generation long term care products were more restrictive than those currently marketed in terms of both the breadth of benefits offered and the requirements related to benefit eligibility. For example, benefits were typically limited to skilled or intermediate care services and policyholders had to satisfy a prior hospitalization requirement. Newer products provide benefits for a full range of long term care services and have fewer restrictions.

Lack of suitable alternatives to long term care insurance.

 Management believes that private long term care insurance is an attractive solution to the problem of financing the costs of long term care. Medicare covers only a small portion of these expenses and Medicaid is available only to those people who qualify by reason of financial status. In addition, Medicaid planning, whereby assets are transferred to others either directly or through trusts in order to qualify for Medicaid benefits, was made more difficult by the Omnibus Budget Reconciliation Act of 1993, which increased the restrictions on asset transfers in determining eligibility for Medicaid qualification. At the present time, it does not appear likely that any national health reform will include expanded coverage for long term care.

Strategy

  The Company's objective is to maintain and enhance its current position as a leader in the long term care insurance marketplace. The Company plans to continue its aggressive pursuit of new long term care sales without compromising the integrity of its underwriting or claim standards and while maintaining strict control over marketing and home office expenses. To meet these objectives, the Company is pursuing a strategy that combines the following key elements:

Expanding market breadth and penetration.

 The Company is currently licensed to market its products in 46 states, the District of Columbia and the U.S. and British Virgin Islands. The Company, as of July 1995, has begun marketing its products in New Jersey, and intends in the near future to enter the New York market.
New Jersey and New York are each considered by management to offer significant opportunities for sales growth. In December 1995, ATL purchased ATICNY, which will allow the Company access to the New York market after regulatory approval of products and policy forms. The New York market represents the third largest market for the Company's products with approximately 2.4 million senior citizens. The Company is also continuing its efforts to broaden its marketing within those key states where it is already licensed.

Increasing the size and productivity of the Company's independent agent network.

 The Company has expanded its network of independent agents from approximately 11,500 in 1990 to over 20,100 as of December 31, 1995, due in major part to its well designed, easy to market products, its competitive commission structure and its agent training and support systems. The Company's home office marketing staff has successfully recruited new agents through promotional mailings, telephone contacts and face-to-face presentations. In certain territories, the Company has utilized the services of marketing general agents to recruit independent agents on its behalf. The Company provides assistance to its agents through the use of comprehensive educational materials, product training seminars and by maintaining a responsive agency service department. The Company regularly monitors the productivity of its agents and discontinues its relationship with unproductive agents.

Developing new products.

 Management believes that on-going new product introductions provide motivation for its agents and serve to differentiate the Company's products from those of its principal competitors. Accordingly, the Company is continually introducing new products and revising existing products to improve overall marketability and better meet the long term care needs of its current and potential customers. During the past three years the Company has introduced more than 10 new long term care products.

Enhancing underwriting and claims operations.

 The Company utilizes centralized underwriting and claims administration operations in its home office in order to maintain both efficiency and strict quality control. Management believes it has significantly improved the Company's risk selection process by developing more refined underwriting procedures, including enhanced telephone and face-to-face interviews conducted by professionals, such as nurses or paramedics, enabling it to more accurately assess an applicant's functional and cognitive abilities. The Company has also improved its claims administration process by establishing a home office "Care Management Unit" within the claims department. The Care Management Unit, which is staffed by registered nurses, reviews, on a selective basis, the plans of care under which policyholders are receiving services, and provides claimants with advice regarding the types of care and service which are available in the policyholders' communities.

Achieving additional economies of scale.

 The Company has in place an operational infrastructure that permits it to effectively administer its increasing volume of business. This infrastructure has allowed the Company to reduce general and administrative costs as a percentage of total premiums as the Company has grown. As a percentage of total premiums, general and administrative expenses have declined to 9.2% in 1995 from 11.3% in 1994 and 13.3% in 1993. To the extent the Company is able to continue this growth, it expects to achieve additional benefits from economies of scale.

Acquiring existing blocks of policies.

 The Company pursues opportunities to acquire existing blocks of in-force policies from other companies to the extent that the underlying policy benefits and underwriting standards are consistent with those of the Company. Acquiring existing business on favorable terms enables the Company to increase its business in force without incurring the relatively higher first year commission and administrative expenses associated with sales of new policies by its own agents. Since 1988, the Company has completed eight such acquisitions, including the JC Penney Insurance Companies ("JCP") long term care insurance acquisition in October 1994 and the Transport Holdings Inc.("Transport") long term care insurance acquisition in December 1995. JCP included approximately 20,000 policies with $25 million in annualized premiums at acquisition and Transport included approximately 97,000 policies with $96 million in annualized premium at acquisition. Management intends to continue to evaluate appropriate acquisition opportunities as they arise. However, there can be no assurance that any such opportunities will arise or that the Company will complete any such acquisitions.

Maintaining a conservative investment policy.

 The Company has maintained and intends to continue to pursue a conservative policy of investment in a diversified portfolio of medium term investment grade fixed income securities. As of December 31, 1995, all of the Company's investment assets were fixed income securities and over 99% of the Company's portfolio consisted of fixed income investments rated "BBB" or better by Standard and Poor's ("S&P"), and its S&P weighted average credit rating was "AA+."

Product Lines

  The Company's primary focus has been, and continues to be, the sale of long term care insurance. As of December 31, 1995, 89.3% of the Company's annualized premium in force was attributable to long term care insurance, including nursing home care and home health care policies. The Company's other lines of insurance include (i) Medicare supplement,
(ii) hospital indemnity, (iii) cancer, (iv) disability income, (v) various accident and health riders, and (vi) life insurance. Coverage is generally provided on an individual rather than on a group basis.

  Most policies provide for guaranteed renewability, whereby the Company may not refuse to renew the policy or any group of policies (except for nonpayment of premiums). The Company does, however, have the right to increase premium rates based upon claim experience. Rate increases must apply to all policies underwritten on the same policy form in a given state, and are subject to the approval of the applicable insurance regulatory authority.

 The following two tables, which include JCP and Transport, set forth annualized premiums and number of policies in force by policy type for the last three fiscal years:

Annualized Premiums in Force
(Dollars in millions)
                                              As of December 31,

                                             1995    1994    1993
Long term care:
Nursing home care                           $257.1  $149.4  $101.4
Home health care                              75.0    49.1    35.4

Total long term care                         332.1   198.5   136.8

Medicare supplement                           22.2    25.8    32.0
Hospital indemnity                             7.2     7.7     8.1
Life insurance                                 8.8     7.3     4.3
All other insurance                            1.5     1.6     2.4

Total annualized premiums in force          $371.8  $240.9  $183.6









Number of Policies and Riders in Force
(In thousands)
                                                As of December 31,

                                              1995    1994    1993
Long term care:
Nursing home care                            263.1   143.4   102.0
Home health care                              89.2    63.4    47.0

Total long term care                         352.3   206.8   149.0

Medicare supplement                           21.3    25.8    31.1
Hospital indemnity                            29.4    34.8    43.3
Life insurance                                22.0    18.7    11.0
All other insurance                            8.6     9.7     9.6

Total policies and riders in force           433.6   295.8   244.0

 Long Term Care Insurance

  The Company's long term care products generally fall into one of three categories: (i) nursing home care coverage, (ii) home health care coverage, or (iii) a combination of both nursing home and home health care benefits. Nursing home care coverage primarily provides for a fixed indemnity benefit during periods of covered nursing home confinement. Home health care coverage primarily provides for benefit payments based on expenses incurred, subject to maximum hourly or daily limits.

  The Company offers a wider variety of long term care products than its competitors. Products are offered with various benefit configurations and are designed to be affordable and useful to a wide spectrum of policyholders. Some products also provide benefits for such expenses as prescription drugs that are prescribed for use while the policyholder is confined in a nursing home or is receiving home health care, ambulance service and homemaker services. In addition, some policies include a rider, known as the "Alternative Plan of Care," that provides benefits for facilities or services other than nursing home care to the extent the insured would otherwise have required nursing home confinement. For example, benefits may be provided to enable an insured to make a modification to his or her residence, such as the construction of an entrance ramp to aid in mobility. Benefits under the Alternative Plan of Care do not exceed the benefits that would have been paid had the insured entered a nursing home and are paid pursuant to an agreement, made at the time of claim, among the insured, the insured's physician and the Company.

  Both nursing home and home health care policies are available with a wide-range of benefit amounts and benefit period options. Daily benefits are available in increments up to a maximum of $200 per day, payable for periods that range from one year to lifetime. Premium rates are based upon the age of the insured at issue and the level of benefits selected. Most policies contain pre-existing condition limitations that generally preclude benefits for care necessitated by pre-existing conditions unless the care commences more than six months following the effective date of the policy.

  Policyholders generally qualify for benefits in any one of three ways:
(i) by demonstrating an inability to perform two or more activities of daily living (ADL's) consisting of bathing, eating, dressing, toileting and transferring to or from a bed or chair; (ii) by demonstrating that a cognitive impairment exists; or (iii) by a physician's certification of medical necessity.

 Medicare Supplement Insurance

  The Company's Medicare supplement policies provide various levels of coverage for deductibles, coinsurance amounts and certain other expenses not covered under the federal Medicare program. Prior to 1992, the Company actively marketed Medicare supplement insurance in order to attract new agents to the long term care marketplace. This practice was necessary during the 1980s, when long term care insurance was essentially a new concept and most agents serving the senior citizen market were primarily marketers of Medicare supplement insurance. New sales of Medicare supplement policies have been negligible since 1992 when management decided to de-emphasize this product line.

 Hospital Indemnity Insurance

  The Company's hospital indemnity coverage generally provides for a fixed benefit payable during periods of hospital confinement. Benefits typically range from $25 to $200 per day and are payable for periods of hospitalization ranging from 26 weeks to lifetime. Premium rates are based on the age of the applicant at issue.

 Life Insurance

  The Company offers two whole life insurance policies designed to provide coverage for funeral and other final expenses. This coverage is usually sold in conjunction with other insurance offered by the Company. One of the plans is available to persons up to age 80. Both policies have maximum face amounts of $10,000.

 Other Insurance

 Cancer Coverage

 The Company provides coverage for room and board, surgery, radiation and chemotherapy for insureds hospitalized due to cancer. Coverages have predetermined maximums based on the benefit plan selected. Premium rates are based on the age of the applicant at issue.

  Disability Income

 The Company issues a disability income policy to members of the Veterans of Foreign Wars of Pennsylvania. This policy provides a monthly benefit in the event an insured becomes disabled due to sickness or injury. Benefits, which are subject to an elimination period, range from $200 to $800 per month and are payable for benefit periods of 6, 12 or 24 months. Premium rates are based on the age and occupation of the applicant at the time of issue.

  Riders and Other Accident and Health Insurance

 The Company underwrites a variety of benefit riders to its long term care and hospital indemnity policies. The riders provide various types of coverage, including coverage for certain inpatient and outpatient hospital expenses, cancer treatment, nursing home care, prescription drugs and home health care. All benefits are subject to specified limits.

Marketing

  Policies are marketed primarily through a network of over 20,100 independent agents. Products are also marketed, but to a lesser extent, by sponsored agents through ATIS, the Company's insurance agency subsidiary, and by sponsored agents who market products to members of the Veterans of Foreign Wars of Pennsylvania, an organization which endorses the Company's products.

  In most cases, independent agents do not produce business exclusively for the Company and are free to contract with other carriers, including competing carriers. These agents are responsible for generating their own leads. By contrast, sponsored agents produce business only for the Company, are provided with leads and receive lower commissions than do independent agents.

  The Company recruits independent agents primarily through the efforts of its home office marketing staff. The recruiting effort includes promotional mailings, telephone follow-ups and face-to-face contacts. In addition to direct home office recruiting, marketing general agents are utilized, within certain territories, to recruit independent agents on behalf of the Company. Once recruited, whether by the Company or by marketing general agents, independent agents enter into direct contracts and maintain a direct relationship with the Company. No agent has any underwriting authority and independent agents are not normally provided with an exclusive territory. Independent agents are generally free to recruit sub-agents to sell the Company's policies, although most operate solely as personal producers. Sub-agents do not contract directly with the Company. The Company continuously monitors the productivity of its agents and regularly removes unproductive agents from its force.

  The Company pays commissions to independent agents at levels that it believes are competitive with the commissions offered by other carriers marketing similar policies. The independent agent's right to renewal commissions is vested and such commissions are paid as long as policies continue in force.

  The Company provides assistance to its agents through the use of educational materials, product training, marketing seminars and a home office agency service department. The staff of this department is trained to provide assistance with product information as well as with underwriting and claim service. The Company also maintains a regional office in Florida, which was opened in 1990 to provide service to both agents and policyholders and to assist with marketing in that state.

  The following table sets forth, by state, the percentages of total new premiums written during each of the periods indicated:

Geographic Distribution of New Premiums Collected by State

                Year ended December 31,

                 1995     1994     1993
Florida          20.6%   20.7%    20.3%
Pennsylvania      7.8%    9.1%    12.4%
Illinois          6.4%    7.0%     7.9%
California        6.1%    5.9%     2.7%
Ohio              4.5%    5.5%     6.0%
Missouri          3.9%    3.8%     3.8%
Washington        3.8%    2.6%     2.2%
Arizona           3.5%    4.0%     3.7%
Texas             3.3%    2.4%     2.3%
Indiana           3.2%    3.1%     3.3%
Nebraska          2.5%    2.9%     3.4%
Kansas            2.5%    2.1%     1.7%
Iowa              2.5%    2.5%     2.7%
Tennessee         2.4%    1.7%     1.2%
Georgia           2.2%    2.3%     2.3%
Other            24.8%   24.4%    24.1%

Total           100.0%  100.0%   100.0%

  Independent agents accounted for approximately 97.3% of total new business in 1995 and 97.7% in 1994. The top ten independent agencies accounted for approximately 9.3% of new business in 1995 and 11.3% in 1994. The largest single independent agency accounted for approximately 1.3% of such new business in 1995 and 1.6% in 1994.

Underwriting

  The Company fully underwrites each application prior to policy issue in order to manage its risk exposure and minimize any questions that could arise at the time of claim with regard to coverage for pre-existing conditions. The underwriting department is responsible for determining whether an application is accepted or declined. The underwriting process consists of a review of the information contained in the application in conjunction with information obtained through telephone or in-person interviews and, when necessary, a review of medical records. The Company does not issue policies to individuals it considers to have an unacceptably high risk of needing nursing home confinement or home health care.

  The Company's policies are available to individuals aged 18 through 99, although virtually all of the Company's policies are issued to individuals between the ages of 60 and 85. Applications are accepted or rejected based on an underwriter's assessment of the applicant's health status and functional and cognitive abilities. The Company requires that complete medical information be included in the application and generally verifies this information through telephone interviews with the applicant. In many cases the Company utilizes face-to-face interviews conducted by health care professionals, such as nurses or paramedics. Attending physician statements and hospital records are obtained when deemed necessary. Physical examinations are not required as a part of the underwriting process.

Future Policy Benefits and Claims Reserves

  The Company is required to maintain reserves equal to the probable ultimate liability for claims and related claims expenses with respect to all policies in force. Reserves, which are computed by the Company's consulting actuary, are established for (i) claims that have been reported but have not yet been paid, (ii) claims that have been incurred but are not yet reported, and (iii) all future policy benefits not yet the subject of claims.

  The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and magnitude of such claims. The Company compares actual with anticipated claims experience and adjusts its reserve estimates on the basis of these comparisons.

  In addition to reserves for incurred claims, reserves also are established for future policy benefits. This reserve component is determined using generally accepted actuarial assumptions and methods. A provision for future policy benefits is required because claim risk increases with the age of policyholders while premiums are paid on a level (rather than increasing) premium basis.

  The Company's long term care experience, most of which is based on nursing home care products, is limited relative to that which typically exists in more traditional lines of insurance, such as life insurance, for which more actuarial data is available. The Company began offering nursing home care policies in 1979 but did not generate a significant amount of premium in this product line until 1983. Thereafter, premium generated in the nursing home care product line increased at a rapid pace. The Company currently has approximately 12 years of significant claims experience with respect to this product line, and reserves for these policies are based primarily upon this experience.

  The Company's claims experience in the home health care product line is more limited than its nursing home care claims experience. The Company began offering home health care coverage in 1988. Since that time, there has been a significant increase in the number of home health care policies written by the Company. Management believes that sales of home health care coverage will continue at a rapid pace.

  An important distinction exists between nursing home care and home health care policies as to the relative degree to which individuals may be inclined to utilize nursing home care versus home health care benefits. Most individuals are highly disinclined to being confined to a nursing home. Such confinement is, therefore, usually a last resort considered only after all other possibilities have been exhausted. By contrast, receiving care in one's home is usually more acceptable. Accordingly, management believes that the potential for adverse claims experience exists to a greater degree with home health care insurance than with nursing home care insurance. The Company utilizes both its own experience and other industry-wide data in the computation of reserves for the home health care product line.

  Newer generation long term care products, developed as a result of changing market conditions or regulatory requirements, incorporate more benefits with fewer limitations and restrictions. These on-going product enhancements tend to further limit the Company's ability to rely fully on its historical claims experience for the development of new premium rates and computation of reserves. During 1992 the Company expanded its issue age limit from age 84 to age 99 and also eliminated the use of sub-standard rating tables, a change which permits certain applicants to qualify for a lower premium rate than was previously available. Certain of these changes, principally the increase in the issue age limit and the elimination of substandard rating categories, may expose the Company to additional risk. Management believes, but there can be no assurance, that the additional risk accompanying these changes will be moderated by a combination of increased volume and improved underwriting techniques.

  The Company's reserve methodology and overall claim and future benefit reserves, are reviewed annually by an independent actuarial firm. While management believes that reserves are adequate to cover all policy liabilities, there can be no assurance that reserves are adequate, or that future claims experience will be similar to, or accurately predicted by, past or current claims experience.

Claims Administration

  The claims administration process includes verification of coverage, analysis of medical records, interpretation of policy language and computation and payment of benefits. In some cases the Company utilizes a process it refers to as "Care Management" which attempts to control claim costs, particularly in the home health care area, as well as to provide policyholders with advice as to how best to utilize those services that are available, at little or no cost, in their communities. This process is conducted by a separate division of the Claims Department staffed by registered nurses. The Company utilizes the services of a consulting physician for advice and direction with regard to medical matters as they relate to the claims administration process. Certain claim activities are facilitated by the Company's computer system which provides coverage information, claims history, and, in the case of Medicare supplement claims, aids in the calculation of benefits.

Investments

  The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets.

  The Company invests in investment grade securities with the highest yield to maturity possible in consideration of liquidity needs. In the fourth quarter of 1995, the Company elected to make its entire portfolio "available for sale," to allow the Company the flexibility to adjust its portfolio holdings in response to changing market conditions and other factors. During 1995 the Company increased its position in mortgage-backed securities, all of which are highly liquid public issues, to $183.9 million from $10.0 million in 1994. As of December 31, 1995, the average duration of the Company's fixed income investment portfolio was approximately five years. As of December 31, 1995, all of the Company's investments were fixed income securities, and over 99% of the Company's portfolio consisted of fixed income investments rated "BBB" or better by S&P, with a weighted average credit rating of "AA+."

  Management believes that its investment policy results in an appropriate matching of investment maturities with the anticipated payments of policy liabilities. The Company has not purchased any equity securities or made any real estate investments during the last five years. The Company holds no derivative financial instruments. As of December 31, 1995 and 1994, the Company did not have any individual investments in corporate securities which exceeded 10% of shareholders' equity nor were there any non-income producing investments.

  The following table contains certain information concerning the composition of the investment portfolio of the Company at fair value.

Investment Portfolio
(At Fair Value)
(Dollars in thousands)
                                                 As of December 31, 1995
                                                           Amount   Pct.
Fixed income investments:
United States Government issues                        $ 136,456   23.4%
Mortgage-backed securities                               183,917   31.6%
States and political subdivisions                         80,350   13.8%
Public utilities                                          19,133    3.3%
All other corporate bonds                                162,765   27.8%
Mortgage loan                                                447    0.1%

Total                                                  $ 583,068  100.0%

Fixed income maturities:
One year or less                                       $  46,425    8.0%
Over one year through five years                         104,890   18.0%
Over five years                                          247,836   42.5%
Mortgage-backed securities                               183,917   31.5%

Total                                                  $ 583,068  100.0%

Credit quality of fixed income investments-S&P ratings:
AAA                                                    $ 398,037   68.2%
AA+, AA, AA-                                              73,258   12.5%
A+, A, A-                                                 97,298   16.7%
BBB+, BBB, BBB-                                           13,093    2.3%
BB+, BB, BB-                                                 888    0.2%
Not Rated-Mortgage loan                                      447    0.1%
Not Rated-Other                                               47    0.0%
Total                                                  $ 583,068  100.0%

Investment Portfolio
(At Fair Value)
(Dollars in thousands)

                                                 As of December 31, 1994
                                                           Amount   Pct.
Fixed income investments:
United States Government issues                        $  49,742   21.7%
Mortgage-backed securities                                 9,939    4.3%
States and political subdivisions                         91,378   39.9%
Public utilities                                          12,701    5.6%
All other corporate bonds                                 65,211   28.5%
Mortgage loan                                                 --    0.0%

Total                                                  $ 228,971  100.0%

Fixed income maturities:
One year or less                                       $  26,693   11.7%
Over one year through five years                         118,809   51.9%
Over five years                                           73,530   32.1%
Mortgage-backed securities                                 9,939    4.3%

Total                                                  $ 228,971  100.0%

Credit quality of fixed income investments-S&P ratings:
AAA                                                    $ 137,968   60.3%
AA+, AA, AA-                                              35,673   15.6%
A+, A, A-                                                 48,850   21.3%
BBB+, BBB, BBB-                                            5,400    2.3%
BB+, BB, BB-                                               1,030    0.5%
Not Rated-Mortgage loan                                       --    0.0%
Not Rated-Other                                               50    0.0%

Total                                                  $ 228,971  100.0%

  During 1993, the Company began purchasing tax-free municipal securities which provided superior after-tax yields when compared to taxable securities of similar quality and maturity. The Company continued this practice into 1994 but, beginning in the fourth quarter of 1994, the Company changed its investment criteria to include the purchase of taxable securities in response to its changing tax planning requirements. The Company intends to sell these tax-free municipal bonds in 1996.

  Investments are supervised by an investment committee comprised of three Company officers, including the Chief Executive Officer. Effective July 1, 1995 the Company's investments were placed under the management of an independent professional asset management company, which selects specific investments based on the Company's investment policies.

Competition

  The Company operates in a highly competitive industry. Many insurance companies are licensed to sell accident and health insurance. These include substantially all of the major carriers in the United States. Many of these companies specialize in accident and health insurance and many have considerably greater financial resources and larger networks of agents than the Company. Many insurers offer long term care policies similar to those offered by the Company and utilize similar marketing techniques. The Company actively competes with these insurers in attracting and retaining agents by offering competitive products and commission rates and quality underwriting and claims service.

  Flexibility and a heightened sensitivity to changes in the marketplace are critical to maintaining competitiveness in the long term care industry. Management believes that ongoing product enhancements, specialized focus in the industry and operating efficiencies distinguish it from its larger competitors and enable it to react swiftly to change and allow it to compete more effectively.

Regulation

  The Company's principal insurance subsidiary, ATL, is chartered and licensed in Pennsylvania as a stock life insurance company, and is licensed to conduct business in 44 other states, the District of Columbia and the U.S. and British Virgin Islands. The Company's Texas domiciled insurance subsidiary, UGL, is licensed to conduct insurance business in 9 states. ATL is licensed in all states where UGL is licensed. ATICNY is licensed solely in New York. None of the Company's insurance subsidiaries is licensed in Connecticut, New Hampshire, Rhode Island, or Vermont.

  The Pennsylvania Insurance Department and insurance regulatory authorities in other jurisdictions have broad administrative and enforcement powers relating to the granting and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. Pennsylvania and other states require insurance companies to maintain minimum capital and surplus as well as reserves which are calculated in accordance with prescribed statutory accounting practices. The insurance companies are subject to periodic financial and market conduct examinations.

  In recent years, there has been considerable legislative and regulatory activity, at both the state and federal levels, with regard to long term care and Medicare supplement insurance. Most states mandate minimum benefit standards and loss ratios for long term care insurance policies and for other accident and health insurance policies. Five states in which the Company does business have also adopted standards relating to agent compensation for long term care insurance. In addition, federal legislative consideration is given, from time to time, to the adoption of minimum standards for long term care insurance policies. To date no such federal legislation has been adopted.

  The Company is generally required to maintain, with respect to its individual long term care policies, minimum anticipated loss ratios over the entire period of coverage of not less than 60%. With respect to its Medicare supplement policies, the Company is generally required to attain and maintain an actual loss ratio, after three years, of not less than 65%. The Company provides, to the insurance departments of all states in which it conducts business, annual calculations that demonstrate compliance with required minimum loss ratios for both long term care and Medicare supplement insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event the Company has failed to maintain minimum mandated loss ratios, it could be required to provide retrospective refunds and/or prospective rate reductions. Such an event could adversely affect liquidity and results of operations. The Company believes that it is currently in compliance with all applicable mandated minimum loss ratios.

  The payment of dividends by the insurance companies is also subject to certain regulatory restrictions. Under Pennsylvania law, ATL is permitted to pay, after 30 days advance notice to the Pennsylvania Insurance Commissioner and during which time the Commissioner has not disapproved such payment, cash or property dividends within any 12-month period in an amount up to the greater of: (i) 10% of ATL's surplus as shown in its most recent annual statement on file with the Pennsylvania Insurance Department; or (ii) the net income from operations shown in such statement. UGL, under Texas law, and ATICNY, under New York law, are subject to similar dividend restrictions.

Proposed Legislation

  Legislative consideration has been given, from time to time, to the adoption of a national health insurance program. For example, in September 1993, the Clinton administration introduced its proposed "Health Security Act". The administration appears to have abandoned this proposal at this time, although it is possible that new proposals will be introduced during 1996 or at a later time. In management's opinion, the Health Security Act did not contain significant long term care coverage. The Company's operations could, however, be adversely affected to the extent that such a program, if adopted, did provide significant coverage for long term care. Management believes, however, that full coverage for long term care would be highly unlikely under a national program and that any such program would be so structured as to cover less than 100% of long term care costs, thereby enabling a market for supplemental long term care insurance to continue. Other pending legislation would permit premiums paid for long term care insurance to be treated as deductible medical expenses. While there is no assurance that such proposals will become law, such Congressional efforts serve to enhance the marketplace by increasing the general public's awareness of the need for private long term care insurance.

  In addition, from time to time, the NAIC reviews and revises its model minimum long term care insurance benefit and loss ratio standards. During 1993, the NAIC adopted model language that requires long term care policies to include a nonforfeiture benefit. Mandated nonforfeiture benefits are intended to protect policyholders against lapsing without value, but would result in higher priced policies. The NAIC also adopted, during 1994, a new model standard which requires that all prospectively issued long term care policies provide for "rate stabilization" which would limit premium rate increases. The rate stabilization requirement, to the extent adopted by states, could limit the Company's ability to obtain timely and/or sufficient rate increases when required due to adverse claims experience. To the best of management's knowledge and belief, no state currently requires either rate stabilization or the mandatory inclusion of a nonforfeiture benefit.

A.M. Best's Rating

  ATL is rated "A-(Excellent)" by A.M. Best. A.M. Best's ratings are based on its review of companies' financial condition and operating performance. A.M. Best's classifications are "A++ and A+ (Superior)", "A and A- (Excellent)", "B++ and B+ (Very Good)", "B and B- (Good)", "C++ and C+ (Fair)", "C and C- (Marginal)", "D (Below Minimum Standards)", "E (Under State Supervision)", and "F (In Liquidation)", for the 1995 edition. "NA" ratings are given to companies which do not qualify for "letter" ratings for a variety of reasons. A.M. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the concerns of investors.

Employees

  As of December 31, 1995, the Company had 376 full and part-time employees (not including sponsored or independent agents), 361 of whom are employed in its principal office, 2 of whom are employed in its Kingston, Pennsylvania office, and 13 of whom are employed in its Florida office. Of the 376 employees, 10 are employed in an executive capacity, 24 in marketing and agency operations, 98 in claims administration, 92 in new business and underwriting, 44 in policyholder services, 12 in accounting and the balance in various other areas. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is good.


 ITEM 2. PROPERTIES

  The Company's principal office is located at 3220 Tillman Drive, Bensalem, Pennsylvania. This property, which is owned by an unrelated third party, consists of approximately 150,000 square feet of space of which the Company leases approximately 52,000 square feet. The Company also leases space for its VFW operations in Kingston, Pennsylvania, and for its Southeastern Regional Office in Sarasota, Florida, from unrelated third parties. In addition, the Company owns its former principal office in Warrington, Pennsylvania.


ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various lawsuits generally arising in the normal course of business. The Company does not believe that the eventual outcome of such suits will have a material effect on its financial condition or results of operations.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                  Age Position

John A. Powell         51 Chairman of the Board, President and Chief
                          Executive Officer since April 1989. Mr. Powell has been President of the Company from October 1985 until September 1990, and from November 1991 to present.

Susan T. Mankowski     48 Vice President-Administration. From November
                          1993 to May 1995, Ms. Mankowski was Vice
                          President-Internal Business Systems. Ms.
                          Mankowski was Chief Information Officer from
                          April 1991 to November 1993 and Secretary and Assistant Treasurer of the Company since May 1989. Prior to that, she served as Assistant Secretary of the Company from 1977 to May 1989 and Vice President-Operations From November 1989 until April 1991. Ms. Mankowski has been a director of the Company since 1989.

Ronald J. Holmer       59 Vice President-Operations since May 1992. He
                          was the Director of Operations from September 1991 through May 1992. From July 1991 to September 1991 Mr. Holmer was employed by the Department of Liquidations of the State of Pennsylvania. From January 1990 to July 1991 he was Senior Vice President and a Director (as of April 1991) of World Life and Health Insurance Company of Pennsylvania. From 1983 to 1990, Mr. Holmer was the President and a Director of National Health Agency, Inc. and United General Life Insurance Company.

Benedict J. Iacovetti  39 Treasurer and Chief Financial and Accounting
                          Officer since December 1992. Prior to joining the Company, Mr. Iacovetti was associated with the Clarendon Insurance Group from 1988 to 1992 as Division Treasurer and Chief Financial Officer.

Ernest Iannucci        53 Vice President-Chief Information Officer
                          since November 1993. Prior to joining the Company, Mr. Iannucci was an officer and director of American Integrity Corporation.




Thomas J. Parry        46 Vice President-Product Development and
                          Compliance since joining the Company in
                          August 1990. Prior to joining the Company,
                          Mr. Parry was employed by Penn Treaty Life
                          Insurance Company as Vice President-
                          Administration from February 1987 until
                          August 1990.

Denise M. Powell       30 Vice President since November 1995.  Ms.
                          Powell was Regional Director of the Company's Southeastern Regional Office, from 1989 until November 1995.

Kevin J. Shields       41 Vice President-Marketing since June 1990.
                          Previously, Mr. Shields served as Director of Sales for American Travellers Insurance Services Company, Inc., a subsidiary of the Company from 1984 until June 1990.

Wayne G. Vosik         50 Vice President-Legal and Government Relations
                          since May 1993. Prior to joining the Company in 1992, Mr. Vosik was a sole legal practitioner.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
 AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is quoted on the National Market of the NASDAQ Stock Market under the symbol ATVC. The table below sets forth, for the fiscal periods shown, the high and low closing prices for the Common Stock as reported by NASDAQ (as adjusted for the Company's 3-for-2 stock split, declared March 4, 1996 for shareholders of record on March 20, 1996, payable on April 10, 1996). On March 8, 1996, the last reported sale price of the Common Stock as reported by NASDAQ was $20 per share.

                                              High      Low
1994
First Quarter                                 9 7/8      7 1/4
Second Quarter                                9 3/8      7 5/16
Third Quarter                                11 3/4      8 3/4
Fourth Quarter                               12          8 7/8

1995
First Quarter                                13 5/8      10 9/16
Second Quarter                               13 7/16     10 15/16
Third Quarter                                12 7/8      10 9/16
Fourth Quarter                               18 3/4      12 1/8

   On March 15, 1996, there were 344 holders of record of the Common Stock of the Company.

  The Company has never paid a cash dividend on its Common Stock. The Board of Directors currently intends to retain all earnings to finance the expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. The payment of dividends by the Company is dependent on dividends the Company may receive from its subsidiaries. The payment of dividends by the Company's insurance subsidiaries is subject to stringent regulatory restrictions.















































ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial information was derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The report of Arthur
Andersen LLP for the years 1995, 1994, and 1993, is included as Item 8 herein. The table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Certain reclassifications have been made to the 1991 and 1992 amounts to conform with 1995, 1994 and 1993 presentations.
                                     Year Ended December 31,
                              1995     1994     1993      1992     1991
                              (In thousands except per data share)
Income Statement Data-
Revenues:
 Premium Earned:
  Accident and health       $265,732 $195,024 $162,322   $135,833 $115,048
  Life                         8,235    6,864    4,052      2,468    1,911
  Investment Income           23,190   11,023    9,395      8,718    8,092
  Securities gains(losses)       175      (10)     227        344      (76)
 Total Revenues              297,332  212,901  175,996    147,363  124,975
Benefits and Expenses:
 Benefits to policyholders   172,903  114,200   88,347     75,074   64,698
 Commissions                  76,080   63,819   56,728     43,634   41,305
 General and
  administrative (1)          33,092   29,140   29,304     27,090   21,070
 Net deferred policy
  acquisition costs (2)      (22,697) (22,230) (21,738)   (14,841) (18,976)
 Interest Expense              3,260      990       32        230      186
 Total benefits and expenses 262,638  185,919  152,673    131,187  108,283
Income before income taxes    34,694   26,982   23,323     16,176   16,692
Income taxes                  11,009    8,554    8,715(4)   5,500(3) 5,675(3)
  Net income                  23,685   18,428   14,608(4)  10,676   11,017(3)

Per Share Amounts:
Primary:
  Net Income                    1.45     1.14      .92(4)     .68     .71
  Weighted average number of
   shares Primary             16,316   16,133   15,804     15,617   15,549
Fully Diluted:
  Net Income                    1.36     1.14      .92       .68       .71
  Weighted average number of
   shares Fully Diluted       18,362   16,133   15,804     15,617   15,549

Balance Sheet Data-
  Total Assets               836,141  400,804  298,991    240,905  219,729
  Total Liabilities          665,336  264,465  182,816(3) 139,743  129,277(3)
  Shareholders' Equity       170,805  136,339  116,175(3) 101,162   90,452(3)

(1)  Includes amortization of value of business acquired and premium taxes.
(2)  Represents deferred policy acquisition costs, net of amortization.
(3) Restated to reflect adoption of Statement of Financial Accounting Standards No.109.
(4) Includes $702, or $.07 per share, deferred tax adjustment for the years 1992 and prior, to reflect the change during 1993 in the corporate income tax rate.


 All share and per share amounts have been adjusted to reflect a 3-for-2 stock split payable on April 10, 1996.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

  Premiums increased by $72.2 million or 35.7% in 1995, and $35.4 million or 21.2% in 1994. These increases reflect the continued expansion of the Company's policyholder base, as well as the acquisition of the J.C. Penney Insurance Companies ("JCP") long term care insurance business in 1994 and the acquisition of the Transport Holdings Inc. ("Transport") long term care insurance business in 1995. Premiums include $22.6 million attributable to JCP and $24.6 million attributable to Transport for 1995, and $6.1 million attributable to JCP for 1994.

  The year-to-year changes in the various components of annualized premiums in force, including JCP and Transport, are summarized in the schedule below:


Annualized Premiums in Force
(Dollars in millions)

                           December 31,            Percentage Change
                       1995   1994    1993     1995 v.1994   1994 v.1993

Nursing home        $ 257.1 $149.4  $101.4         72.1%         47.3%
Home health care       75.0   49.1    35.4         52.7%         38.7%
Total long
term care             332.1  198.5   136.8         67.3%         45.1%

Medicare supplement    22.2   25.8    32.0        (13.0)%       (19.4)%
Other accident
and health              8.7    9.3    10.5        (6.5)%        (11.4)%
Life insurance          8.8    7.3     4.3         20.5%         69.8%

Total premiums
in force            $ 371.8 $240.9 $ 183.6         54.3%         31.2%


  The Company's annualized long term care premiums in force have grown significantly over the periods presented. Long term care insurance in force includes $24.9 million related to JCP for 1994, and $96.5 million related to Transport and $21.4 million related to JCP for 1995. As of December 31, 1995, the Company had $371.8 million of annualized premiums in force, a 54.3% increase from 1994. As of December 31, 1994, the Company had $240.9 of annualized premium in force, a 31.2% increase from 1993. Partially offsetting the growth in long term care premiums is a reduction in the Company's Medicare supplement business. New sales of Medicare supplement policies have been negligible since 1992 when management decided to de-emphasize this product line.

  Total internally generated new business premiums, which excludes JCP and Transport, are summarized by line of business below:


New Business Premiums Collected
(Dollars in millions)

                        Year ended December 31,    Percentage Change

                       1995    1994    1993   1995 v. 1994   1994 v. 1993

Nursing home          $42.6   $40.2   $39.6        6.0%         1.5%
Home health care       20.7    20.3    17.7        2.0%        14.7%
Total long
term care              63.3    60.5    57.3        4.6%         5.6%

Medicare supplement     0.1     0.1     0.6         0.0%      (83.3)%
Other accident
 and health             1.7     1.8     2.1       (6.0)%      (14.3)%
Life insurance          3.4     3.6     2.1       (5.6)%        71.4%

Total new business    $68.5   $66.0   $62.1        3.8%         6.3%

  The limited growth in new business premiums in 1995, is attributable to: (i) an increase in policyholders' selection of monthly premium payment plans as opposed to annual premium payments, a practice the Company promotes; and (ii)increased competition. The Company does not know whether and to what extent its competition is likely to increase or change in the future but believes that it is well-positioned to remain competitive in all of its markets.

  Investment income, including securities gains (losses), increased $12.4 million or 112.4% in 1995, and increased $1.4 million or 14.5% in 1994. This reflects the availability of additional cash for investment principally from premium growth, the $103.5 million 6.5% Convertible Subordinated Debenture offering in September 1995, the Transport acquisition in 1995 and the JCP acquisition in 1994. As a result of these transactions, investment income in future years will be a more significant component of the Company's revenues and operating income.

  During 1993, the Company began purchasing tax-free municipal securities, which provided superior after-tax yields when compared to taxable securities of similar quality and maturity. This practice was continued during the first nine months in 1994. In the fourth quarter of 1994, the Company changed its investment criteria to include the purchase of taxable securities in response to its changing tax planning requirements. The Company intends to sell these tax-free municipal bonds in 1996.

  The Company invests in investment grade debt instruments. It does not invest in high-yield debt securities, equities or real estate, and has historically held its investment portfolio at amortized cost. Although the Company's investment policy was to hold its investments until maturity, in the fourth quarter of 1995, the Company changed its investment strategy and made its entire portfolio available for sale. This will provide the Company with the flexibility to adjust its investment holdings in response to changing market conditions and other factors. During 1995, the Company increased its holdings in mortgage-backed securities to $183.9 million as compared to $10.0 million for the year ended 1994.

Benefits and Expenses

  Benefits to policyholders (the sum of claims paid and changes in reserves for claims and future policy benefits) increased $58.7 million or 51.4% in 1995, and increased $25.9 million or 29.3% in 1994. The year-to-year changes in the components of benefits to policyholders are as follows:
                           Benefits to Policyholders
                             (Dollars in millions)

                   Year ended December 31,        Percentage Change
                    1995   1994   1993        1995 v.1994    1994 v.1993

Paid claims       $112.4  $78.0  $66.1          44.0%           18.1%
Change in Claim
Reserves            32.6   18.1   12.6          80.7%           42.8%
Change in Benefit
Reserves            27.9   18.1    9.6          54.1%           88.6%

Total benefits    $172.9 $114.2  $88.3          51.4%           29.3%

                                  Benefits to Policyholders
                                  (As a % of total premiums)

                                   Year ended December 31,
                    	         1995       1994      1993

Paid claims                      41.0%      38.7%     39.7%
Change in Claim
Reserves                         11.9%       8.9%      7.6%
Change in Benefit
Reserves                         10.2%       9.0%      5.8%

Total benefits                   63.1%      56.6%     53.1%

  The continuing increases in the change in reserves to total premiums ratio corresponds to the growth in the Company's long term care business, for which it holds higher levels of reserves. The Company actively monitors claims and has its reserves reviewed annually by an independent actuarial firm to ensure that claim and benefit reserves are adequate and to make appropriate adjustments, if necessary, in marketing strategy, product design and product rates.

  Commission expense increased $12.3 million or 19.2% in 1995, and increased $7.1 million or 12.5% in 1994. As a percentage of total premiums, commission expense decreased to 27.8% in 1995, from 31.6% in 1994, and from 34.1% for 1993. These changes in the effective commission rate are directly related to changes in the relative levels of new business (for which a higher commission rate is payable) and renewal business. An increase in renewal business relative to total business resulted in a decrease in commission expense as a percentage of total premiums in 1995 relative to 1994, as well as in 1994 relative to 1993.

  General and administrative expenses increased $2.2 million or 9.8% in 1995, and increased by $0.7 million or 3.4% in 1994. As a percentage of total premiums, general and administrative expenses have decreased to 9.2% in 1995 from 11.3% in 1994 and 13.3% in 1993. The general and administrative expense increases are due primarily to the incremental costs in servicing a larger in force policyholder base. However, as a percentage of premiums, general and administrative costs have decreased as the Company has been able to realize economies of scale.

  Interest expense increased significantly in 1995, as a result of the Company's issuance of $103.5 million of 6.5% Convertible Subordinated Debentures due in 2005. The proceeds were used to make a $58 million surplus contribution to ATL, to pay down the $20 million revolving credit facility and for general corporate purposes. Interest expense in 1994 reflects borrowings on the revolving credit facility only.

  Amortization of deferred policy acquisition costs increased $0.9 million or 4.4% in 1995, and increased $1.5 million or 8.3% in 1994. These increases reflect the higher levels of deferred policy acquisition costs, which have increased by $22.7 million in 1995, and increased $22.2 million in 1994. Amortization of deferred policy acquisition costs varies with, and is directly related to, the lapse rates of premiums in force. Improved persistency has resulted in decreased amortization of deferred policy acquisition cost in relation to the average deferred policy acquisition cost asset during the periods when compared with prior periods.

  Amortization of the value of business acquired varies with and is directly related to premiums in force on acquired business. The amortization of the value of business acquired has decreased as the lapse rates on the Company's acquired business, primarily relating to acquisitions made in 1991 and prior, have declined.

  Policy acquisition costs deferred increased $1.3 million or 3.2% in 1995, and increased $2.0 million or 5.0% in 1994. Policy acquisition costs, which consist of principally excess first year commissions and policy issue and underwriting costs, vary with and are directly related to new business premiums.

  The provision for income taxes increased $2.4 million or 28.7% in 1995, and increased $0.6 million or 6.8% in 1994 (excluding the effect of the additional provision of 1993). The components of the income tax provisions are as follows:

                           Provision for Income Taxes
                             (Dollars in millions)

                                         Year ended December 31,
                                          1995     1994     1993

Income before taxes                      $34.7    $27.0    $23.3
Tax-free income                           (3.7)    (2.5)    (0.4)
Taxable income                            31.0     24.5     22.9
Provision for income taxes                11.0      8.6      8.0
Additional provision                        -        -       0.7
Total provision for income taxes         $11.0     $8.6     $8.7



                                  Effective Tax Rate
                     (As a % of income before provision for taxes)

                                       Year ended December 31,
                                     1995        1994     1993

Applicable tax rate                  35.0%       35.0%    35.0%
Tax-free income                      (3.3)%      (3.3)%    (.6)%
Additional provision                    -           -      3.0%

Effective tax rate                   31.7%       31.7%    37.4%

  The 1993 tax provisions included a one-time tax adjustment of $0.7 million, reflecting an increase in deferred tax liabilities due to the change in corporate federal income tax rates from 34.0% to 35.0% during that year. Excluding this tax adjustment, taxes increased over each of the prior periods. The increased tax provision is directly attributable to the increase in the Company's pre-tax earnings. The Company's effective tax rate for financial reporting purposes was 31.7% for 1995 and 1994. The reduction in the effective tax rate in 1994 as compared to 1993 was primarily the result of a higher percentage of income derived from municipal bonds. However, the Company intends to sell its municipal bonds in 1996 resulting in the elimination of this tax free income.

  The Company's current tax provision was $12.0 million, $7.9 million and $1.0 million for years 1995, 1994 and 1993, respectively. The significant increase in taxes currently payable is the result of the Company's continued growth which limits the availability of the small life company deduction, while at the same time increasing other temporary differences. These temporary differences may grow during 1996 and 1997. Although these differences will not increase the Company's effective tax rate for financial reporting purposes, they will result in a greater amount of taxes which are currently payable.

Liquidity and Capital Resources

  The Company's primary sources of cash are premiums and investment income. Its primary uses of cash are payments of benefits, policy acquisition costs, operating costs and income taxes. In December 1993 the Company utilized its revolving credit line to make a $12.0 million surplus contribution to ATL. In the third quarter of 1994, this credit facility was increased to $20.0 million and an additional $8.0 million was borrowed and utilized to make an additional surplus contribution to ATL. In September 1995, the Company issued $103.5 million in convertible subordinated debentures. $20.0 million of the proceeds were used to pay down the Company's outstanding borrowings under this credit facility. The Company intends to keep its credit facility available. The credit facility is secured by the common stock of ATL and ATIS. There are no other lines of credit currently in place. The Company will be dependent on dividends from ATL to meet its debt service requirements after the cash at the holding company is exhausted. There are no other lines of credit currently in place. As of December 31, 1995, the Company had no material commitments for any capital expenditures.

 In December 1995, the Company received net cash of $253.3 million as a result of the Transport acquisition. The transaction consisted of the acquisition of approximately 97,000 policies with annualized premiums of approximately $96 million at the date of acquisition. This transaction had the effect of significantly increasing cash and invested assets in support of the policy liabilities assumed. In future years investment income will be a more significant component of the Company's revenues and operating income.

  In October 1994, the Company received net cash of $29.2 million as a result of the JCP Acquisition. The transaction consisted of the acquisition of approximately 20,000 policies with annualized premiums of approximately $25.0 million at the date of acquisition. The effect of this acquisition on the 1994 results of operations was not material.

  State insurance laws and regulations require the insurance company subsidiaries to maintain capital and surplus at specific levels. During 1993, regulators began to utilize a "risk-based" capital and surplus analysis as a guide to determine the appropriate level of capital and surplus. As of December 31, 1995, the "adjusted" statutory capital and surplus for the insurance company subsidiaries was above all required capital levels. The Company must continue, however, to increase its insurance subsidiaries' statutory capital and surplus to support significant increases its sales of new policies or acquisitions of other blocks of business. The Company has available a revolving credit facility and other funding sources to support future growth.

  Management believes that the effect of inflation is insignificant to its insurance operations, except with respect to its Medicare supplement product line.

  The Company adopted the provisions of Statement of Financial
Accounting Standards No.115, "Accounting for Certain Investments in Debt & Equity Securities" (SFAS 115) as of at January 1, 1994. Under SFAS 115 investments in debt and equity securities are accounted as follows:

  "Held to maturity" securities are securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities that are brought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified in these two categories are classified as "available for sale" and reported at fair value, with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity.

  As further discussed in Note 3 to the financial statements, the Company has classified all of its investments as "available for sale" at December 31, 1995, and as "held to maturity" at December 31, 1994.

  The Company holds no derivative financial instruments subject to the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

   In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of. This statement, which must be adopted by March 31, 1996 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill related to (1) those assets to be held and used in the business, and (2) assets to be disposed of. The Company does not anticipate a material effect on its financial statements from this new accounting standard.

  SFAS 123, Accounting for Stock-Based Compensation, will be adopted by the Company in 1996. This statement provides alternative methods for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting method must make disclosures of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the present accounting method and include the required disclosures in the financial statements.

























ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Public Accountants                              29

Consolidated Financial Statements
  Consolidated Balance Sheets as of December 31, 1995 and 1994        30

  Consolidated Statements of Income for the three years ended
    December 31, 1995                                                 31

  Consolidated Statements of Shareholder's Equity for the three
    years ended December 31, 1995                                     32

  Consolidated Statements of Cash Flows for the three years ended
    December 31, 1995                                                 33

  Notes to Consolidated Financial Statements                          34

Summary of Investments - Schedule I                                   49

Condensed Financial Information of Registrant - Schedule II           50

































REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of American Travellers Corporation:

  We have audited the accompanying consolidated balance sheets of American Travellers Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Travellers Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Philadelphia, Pa.
March 4, 1996








                  AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                                           December 31,
                                                         1995       1994
                                     ASSETS
Investments:

 Bonds, Available for Sale, at fair value
 (Cost $566,859)                                    $ 582,621  $       -
 Bonds, Held to Maturity, at amortized cost
 (Market $228,971)                                       -       238,198
 Mortgage Loan                                            447          -
  Total investments                                   583,068    238,198
Cash and cash equivalents                              70,214      9,133
Accrued investment income                               6,781      4,192
Premiums due and deferred                               7,027      5,518
Deferred policy acquisition costs                     144,767    122,070
Value of business acquired (net of accumulated
amortization $12,619 and $10,603)                      12,846     14,316
Property and equipment, at cost (net of
accumulated depreciation of $3,682 and $4,192)          4,176      5,168
Other assets                                            7,262      2,209
   Total assets                                      $836,141   $400,804

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities:
 Future policy benefits                              $247,562    $83,995
 Claim Reserves                                       210,073     85,290
 Unearned premium reserve                              60,477     35,133
   Total policy liabilities                           518,112    204,418
Other liabilities                                       7,785      5,185
Bank Borrowings                                             -     20,000
Current and deferred income taxes                      35,939     34,862
6.5% convertible subordinated debentures              103,500        -
   Total liabilities                                  665,336    264,465
Shareholders' equity:
 Preferred stock, $.0l par value; 5,000,000
 shares authorized; no shares issued                      -          -
 Common stock, $.01 par value; 37,500,000
 shares authorized; 16,053,105 and
 15,962,268 shares issued                                 107        106
 Capital in excess of par value                        60,015     59,480
 Net Unrealized gain on investments                    10,245       -
 Retained earnings                                    101,187     77,502
 Less-Shares of common stock held in treasury,
 at cost (200,159 shares)                                (749)      (749)
  Total shareholders' equity                          170,805    136,339

   Total liabilities and shareholders' equity        $836,141   $400,804


All share and per share amounts have been adjusted to reflect a 3-for-2 stock split payable on April 10, 1996.

The accompanying notes are an integral part of these statements. AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                                Year ended December 31,
                                                1995      1994     1993
Revenues:
Accident and health premiums                $265,732  $195,024 $162,322
Life premiums                                  8,235     6,864    4,052
Investment income                             23,190    11,023    9,395
Securities gains (losses)                        175       (10)     227

Total revenues                               297,332   212,901  175,996

Benefits and expenses:
Benefits to policyholders                    172,903   114,200   88,347
Commissions                                   76,080    63,819   56,728
General and administrative                    25,071    22,831   22,086
Premium taxes                                  6,007     4,187    4,231
Amortization of deferred policy
 acquisition costs                            20,687    19,815   18,298
Amortization of value of business acquired     2,014     2,122    2,987
Less-policy acquisition costs deferred       (43,384)  (42,045) (40,036)
Interest expense                               3,260       990       32

Total benefits and expenses                  262,638   185,919  152,673

Income before provision for income taxes      34,694    26,982   23,323
Provision for income taxes                    11,009     8,554    8,715

Net income                                   $23,685   $18,428  $14,608

Net income per share:
Primary                                        $1.45     $1.14    $.92
Fully diluted                                  $1.36     $1.14    $.92

Weighted average common shares
 and common equivalents:
Primary                                       16,316   16,133    15,804
Fully diluted                                 18,362   16,133    15,804



Share and per-share amounts have been adjusted to reflect the three-for-two stock split payable on April 10, 1996.








The accompanying notes are an integral part of these statements.


              AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (In thousands)


                  CommonStock CapitalinNet Unreal- RetainedTreasuryTotal SharesAmountExcessof ized Gain onEarnings Stock Shareholders'
                              Par ValueInvestments                 Equity

Balance, 12/31/92 15,438 $103  $57,342  $     -    $44,466  $(749)  $101,162
Net income             -    -        -              14,608      -     14,608
Exercise of
stock options        226    1      404                -       -          405

Balance, 12/31/93 15,664   104  57,746         -    59,074   (749)   116,175
Net income             -     -      -               18,428       -    18,428
Exercise of
stock options        299     2     939                   -       -       941
Tax benefit
from exercise
of stock options       -     -     795                   -        -      795

Balance, 12/31/94 15,963   106  59,480         -     77,50    (749)  136,339
Net income                                           23,685           23,685
Exercise of
stock option          90     1     400                                   401
Tax benefit
from exercise
of stock options                   135                                   135
Unrealized Gain
Investments                              $10,245                      10,245

Balance 12/31/95 16,053   $107 $60,015   $10,245   $101,187  $(749) $170,805
















Share and per-share amounts have been adjusted to reflect the three-for-two stock split payable on April 10, 1996.











The accompanying notes are an integral part of these statements.








AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                     Year ended December 31,
                                             1995          1994       1993

Cash flows-operating activities
Net income                               $23,685       $18,428      $14,608
Adjustments to reconcile net income to net
cash provided by operating activities
Amortization of deferred policy
acquisition costs                         20,687        19,815       18,298
Depreciation and amortization              5,381         5,774        6,015
Realized securities (gains) losses          (174)           10         (227)
(Decrease) increase current and
 deferred income taxes                    (4,437)        5,207        8,316
Increase in reserves                      61,981        39,519       23,982
Increase (decrease) in other liabilities   2,600           533       (1,225)
Deferred policy acquisition costs        (43,384)      (42,045)     (40,036)
(Increase) decrease in all other assets   (4,651)       (1,793)         600

Total adjustments                         38,003        27,020       15,723

Net cash provided by operating
 activities                               61,688         45,448       30,331

Cash flows-investing activities
Proceeds from sales of investments        16,615            156        3,910
Proceeds from calls and maturities
  of investments                          33,037         15,295       24,275
Purchase of investments                 (380,116)       (99,551)     (63,282)
Purchase of fixed assets                    (352)          (626)        (693)
Proceeds from acquisitions               249,969         29,186          -

Net cash used in investing activities    (80,847)       (55,540)     (35,790)

Cash flows-financing activities
Debenture issue costs                     (3,796)             -            -
Proceeds from issuance
of Subordinated Debentures               103,500              -            -
Bank borrowings                                -          8,000       12,000
Exercise of options                          536            939          405
Repayment of Bank borrowings             (20,000)             -           -

Net cash provided by financing
 activities                               80,240          8,939       12,405

Net increase (decrease) in
 cash and cash equivalents                61,081         (1,153)       6,946
Cash and cash equivalents,
 beginning of year                         9,133         10,286        3,340

Cash and cash equivalents,
 end of year                             $70,214         $9,133      $10,286

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest                                 $ 1,319         $  990      $     -
Income taxes                             $15,300         $3,465      $   970




The accompanying notes are an integral part of these statements.











AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995
(In Thousands, except share data)

(l) Summary of significant accounting policies:

 Principles of consolidation-

  The accompanying consolidated financial statements include the accounts of American Travellers Corporation ("ATC") and its wholly owned subsidiaries, American Travellers Life Insurance Company ("ATL"), United General Life Insurance Company ("UGL"), American Travellers Insurance Company of New York ("ATICNY") and American Travellers Insurance Services Company, Inc. ("ATIS"). ATC, ATL, UGL, ATICNY and ATIS are collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation.

 General-

  The Company's operations consist of the underwriting and sale of life and accident and health insurance. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The Company is a marketer and underwriter of long term care insurance. The Company's long term care products consist of both nursing home and home health care policies which provide limited benefit payments primarily to senior citizens.
The Company also markets and underwrites other supplemental accident and health insurance policies, as well as life insurance. The Company's long term care products accounted for 89.3%, 82.4%, and 74.5% of its annualized premiums in force at December 31, 1995, 1994, and 1993, respectively.

  The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management does not anticipate that actual results will differ significantly from these estimates.

 Revenue recognition-

  Premiums are reflected as revenues primarily on a pro-rata basis as the premiums are earned. Expenses are associated with earned premiums, resulting in a recognition of profits over the lives of the contracts. This association is accomplished by providing liabilities for future policy benefits and by deferring, and then amortizing, policy acquisition costs.

 Investments-

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS"), Accounting for Certain investments in Debt and Equity Securities (SFAS 115), as of January 1, 1994. Under SFAS 115, investments in equity and debt securities are classified in three categories and accounted for based upon the classification. In December 1995, the Company transferred its investments from the "held to maturity" classification to the "available for sale" classification pursuant to SFAS 115 and has recorded such investments at fair value with unrealized gains and losses reported as a component of shareholders' equity, net of tax. See Note 3.

 Deferred policy acquisition costs-

  Policy acquisition costs, which vary with and are directly related to the production of new business, are deferred. The costs deferred, consisting principally of commissions and policy issuance costs, are being amortized with interest in accordance with actuarial assumptions which consider the anticipated period the policy will be in force in relation to the premiums expected to be earned. These assumptions are consistent with those used in developing policy reserves.

 Property and equipment-

  Property and equipment are stated at cost. Improvements which materially increase the estimated useful life of the asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is provided principally on the straight-line method over the related estimated lives of the assets which range from 3 to 40 years. Upon sale or retirement, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in income.

 Policy benefits-

  Future policy benefits and claim reserves are determined based upon generally accepted actuarial methods. Unpaid claim reserves are based upon the aggregate of claim estimates for reported and unreported losses based upon experience. While the ultimate amount of claims incurred and the related expenses are dependent on future developments, in management's opinion, the reserves for future policy benefits and claims are adequate to cover anticipated losses and expenses.

 Income taxes-

  Deferred income taxes are recorded for temporary differences in reporting certain transactions for financial statement and income tax purposes, principally deferred policy acquisition costs and policy benefits. Income taxes are accounted for using the asset and liability method in accordance with SFAS 109. This method requires that deferred tax assets and liabilities at the end of the year be determined using the tax rates and limitations expected to be in effect at such time as the taxes are projected to be paid or recovered. Consequently, income tax expense will increase or decrease in the period in which a change in tax law or rates is enacted.





 Earnings per share-

  Primary earnings per common share are based on the weighted average number of shares outstanding during the period and the dilutive effect of stock options and other common stock equivalents. Fully diluted earnings per share are based on the weighted average number of shares outstanding, dilutive effect of common stock equivalents, and the assumed conversion of the 6.5% convertible subordinated debenture. Net income is increased by the interest on the debenture, net of related income taxes.

 Stock split-

On March 4, 1996, the board of directors declared a three-for-two stock split for securityholders of record as of March 20, 1996, payable on April 10, 1996. Share and per share amounts have been retroactively adjusted to reflect this split for all years presented.

Statements of cash flows-

  For purposes of reporting cash flows, cash and cash equivalents include all cash and short-term deposits available on demand.

 Accounting Pronouncements

 The Company adopted the provisions of Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt & Equity Securities" (SFAS 115) as of at January 1, 1994. Under SFAS 115 investments in debt and equity securities are accounted as follows:

  "Held to maturity" securities are securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities that are brought and held principally for the purpose of selling in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Securities not classified in these two categories are classified as "available for sale" and reported at fair value, with unrealized gains and losses reported net of tax in a separate component of shareholders' equity.

  As further discussed in Note 3 to the financial statements, the Company has classified all of its investments as "available for sale" at December 31, 1995 and as "Held to maturity" at December 31, 1994.

  The Company holds no derivative financial instruments subject to the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

   In March 1995, the FASB issued SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of. This statement, which must be adopted by March 31, 1996 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill related to (1) those assets to be held and used in the business, and (2) for assets to be disposed of.
The Company does not anticipate a material effect on the financial statements from this new accounting standard.

  SFAS 123, Accounting for Stock-Based Compensation, will be adopted by the Company in 1996. This statement provides alternative methods for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting method must make disclosures of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the present accounting method and include the required disclosures in the financial statements.

 Reclassifications-

  Financial statements for 1993 and 1994 have been reclassified to conform with the 1995 presentation.

(2) Basis of presentation:

  The consolidated financial statements have been prepared in accordance with GAAP; these principles differ from practices prescribed or permitted by insurance regulatory authorities (statutory accounting practices) in the following material respects-

  (a) Costs which vary with and are directly related to the writing of new insurance policies are deferred and then amortized over the anticipated period the policies will be in force in relation to the premiums expected to be earned on the policies. Under statutory accounting practices such costs are charged to expense as incurred.

  (b) The accounts of wholly-owned subsidiaries are consolidated. Under statutory accounting practices such subsidiaries are carried at cost adjusted for subsequent operating results as determined under statutory accounting practices.

  (c) The value of business acquired resulting from purchases of blocks of accident and health business is being amortized over the life of the acquired policies. Under statutory accounting practices, any ceding allowances paid are expensed in the year incurred.

  (d) Policy liabilities-

  (l) GAAP basis-Future policy benefits are provided on the net level premium method which provides for anticipated rates of morbidity, mortality, interest and the Company's termination experience. Accident and health insurance future policy benefits are primarily calculated using morbidity based on the Company's experience. The future policy benefits on ordinary life insurance are calculated using the 1965-70 Intercompany male mortality rates. Unearned premium reserve is the gross unearned premium reserve less the portion of the premium for expenses, overhead and profit. Investment income is assumed at rates between 6.25% and 8.00%. Termination rates, exclusive of mortality, have been assumed to be between 17.5% and 33.0% in the first year decreasing to between 5.0% and 10.0% of the renewing policies after the fifteenth year. These assumptions vary by plan, year of issue and duration.

  (2) Statutory basis-Future policy benefits on accident and health insurance consist primarily of unearned premium reserves. Future policy benefits on ordinary life insurance have been computed using the l958 and 1980 Commissioners' Standard Ordinary Mortality Table with interest assumed at rates between 3% and 5% applied on the Commissioners' Reserve Valuation Method basis with grading to the net level premium method.

  (3) Claim reserves (both on a GAAP and Statutory basis) include provisions for reported claims in process of settlement as well as claims incurred but not reported based on prior experience of the Company. Interest is assumed at rates between 5.0% and 7.5%.

  (e) Deferred income taxes, which for statutory purposes are not recognized, are provided as appropriate for temporary differences.

(3) Investments:

  As of December 31, 1994 the Company classified all of its investments as "held to maturity" pursuant to the provisions of SFAS 115. As a result of the changes in the investment portfolio and strategy and as a result of the acquisition discussed in Note 15 and other factors, the Company changed the classification of its investments to "available for sale" effective December 1995.

  Pursuant to the requirements of SFAS 115, "available for sale" securities are reported at fair value with unrealized gains and losses reported net of tax as a separate component of shareholders' equity. As a result of this change the reported value of the investment portfolio, at December 31,1995, increased $15,762 with corresponding increases in shareholders' equity of $10,245 and deferred income taxes of $5,517.

  The components of investment income are as follows-

                                  Year ended December 3l,

                                     1995    1994     1993
Fixed maturity investments        $15,308 $10,185   $8,926
Mortgage-backed securities          3,076     223       28
Cash and short-term investments     1,613     437      342
Mortgage loan and other             3,193     178       99

Investment Income                 $23,190 $11,023   $9,395







The amortized cost and market values of investments in debt securities are as follows:

                                              Gross     Gross
                                 Amortized Unrealized Unrealized  Market
                                    Cost      Gains     Losses     Value

December 31, 1995
U.S. Government Obligations      $ 133,703     2,836       (83)  136,456
Mortgage-backed Securities         180,926     2,995        (4)  183,917
States and Political Subdivisions   78,915     1,497       (62)   80,350
Corporate Securities               173,315     8,695      (112)  181,898

Totals                            $566,859    16,023      (261) $582,621



December 31, 1994
U.S. Government Obligations       $52,190       $134   $(2,582)  $49,742
Mortgage-backed securities          9,975         16       (52)    9,939
States and Political Subdivisions  95,194          6    (3,822)   91,378
Corporate Securities               80,839        135    (3,062)   77,912

Totals                           $238,198     $  291   $(9,518) $228,971

  The amortized cost and market value of debt securities at December 31, 1995 and 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized  Market
                                            Cost     Value
December 31, 1995
Due in one year or less                    $46,383  $46,425
Due after one year through five years      103,326  104,890
Due after five years through ten years     138,634  145,181
Due after ten years                         97,590  102,208
Mortgage-backed securities                 180,926  183,917

Totals                                    $566,859 $582,621

                                         Amortized  Market
                                            Cost     Value
December 31, 1994
Due in one year or less                    $26,840  $26,693
Due after one year through five years      123,997  118,809
Due after five years through ten years      70,134   66,378
Due after ten years                          7,252    7,152
Mortgage-backed securities                   9,975    9,939

Totals                                    $238,198 $228,971

  Proceeds from sales of investments were $16,615 in 1995, $156 in 1994 and $3,910 in 1993. Proceeds from maturities and security calls were $33,037 in 1995, $15,295 in 1994 and $24,275 in 1993. Gross gains of
$194, $10 and $266 and gross losses of $19, $20 and $39 in 1995, 1994 and 1993, respectively, were realized on sales and calls.

  As of December 31, 1995 and 1994, the company did not have any individual investments in corporate securities which exceeded 10% of shareholders' equity. There were no non-income producing investments during the year ended December 31, 1995 and 1994.

  At December 31, 1995 and 1994, bonds with an amortized cost of $7,669 and $9,153, respectively, are on deposit with various regulatory departments pursuant to statutory requirements.

(4) Restrictions on shareholders' equity:

  The statutory financial statements of ATL, the Company's principal subsidiary, as filed, reflect the following-

                                 Year ended December 3l,

                                  1995      1994      1993
Statutory net income (loss)   $(43,287)  $ 2,232   $ 4,065

Statutory capital and surplus  $72,137   $57,013   $46,143

  In 1995, ATL acquired the long term care business of an unrelated insurer, for which it paid a $40,000 ceding allowance. See Note 15. The cost of this acquisition, and its related tax consequences, are primarily responsible for the 1995 statutory loss.

  ATL is required by insurance laws and regulations to maintain minimum capital and surplus, determined in accordance with statutory accounting regulations. Under Pennsylvania insurance law, dividends may be paid by ATL only from statutory profits or surplus and require Pennsylvania Insurance Department approval if the dividend is in excess of the greater of l0% of surplus or net statutory income of the prior year. The Department must be notified of any dividend in excess of one-half of l% of admitted assets of ATL.

(5) Federal income taxes:

  ATC and its direct subsidiaries file a consolidated Federal income tax return. UGL files a separate Federal income tax return. ATL and UGL are taxed as life insurance companies under the Tax Reform Act of 1986 and Revenue Reconciliation Act of 1990. The 1990 Act requires life insurance companies to capitalize costs of acquiring certain insurance contracts and to amortize such costs over specified periods. The 1986 Act taxes life insurance companies at general corporate rates.

  The Company adopted the accounting and disclosure rules of SFAS 109, "Accounting for Income Taxes," effective January 1, 1993, under which the tax benefit of the small life insurance company deduction cannot be anticipated for purposes of offsetting a deferred tax liability for taxable temporary differences at the end of the current year. As a result, the adoption of SFAS 109 resulted in an increase in the deferred tax liability of $5,500 based on taxable temporary differences and the net deferred tax liability at January 1, 1993. The Company has restated as permitted under SFAS 109, prior years' financial statements to record the effect of the adoption of this pronouncement.

  The components of deferred tax assets and liabilities, measured under SFAS 109 as of December 31, 1995 and 1994 are as follows:

                                                           1995    1994
Deferred tax liabilities
Deferred policy acquisition cost and other intangibles   $34,934 $37,288
Unrealized gain on investments available for sale          5,517       -
Other                                                      1,106   1,532

Deferred tax liabilities                                  41,557  38,820

Deferred tax assets
Policy liabilities                                         6,031   5,869
Net operating loss carry forward                             575     670
Capital loss carryforward                                     47     185
Alternative minimum tax credit carry forward                   -       6
Other                                                        503     551

Deferred tax assets                                        7,156   7,281

Net deferred tax liability                                34,401  31,539
Current tax liability                                      1,538   3,323

Current and deferred income taxes                        $35,939 $34,862


The provision for Federal income taxes are comprised of the following:

                                                 Year ended December 31,
                                                  1995     1994    1993

Current taxes                                  $12,061   $7,882  $1,090

Deferred taxes relating to:
Deferred policy acquisition costs               (2,597)   4,848   7,622
Future policy benefits, claims and unearned
premium reserves                                 2,154   (1,619)   (323)
Amortization of intangibles                       (705)    (643)   (884)
Net operating loss for tax purposes               (518)     118     199
Tax rate increase on prior year temporary
differences                                          -       -      702
Other, net                                         614  (2,032)    309

Total deferred taxes                            (1,052)     672   7,625

Total provision for income taxes               $11,009   $8,554  $8,715


A reconciliation between the Federal statutory tax rate and the Company's effective tax rate is as follows:

                                                 Year ended December 31,
                                                   1995   1994    1993

Statutory tax rate                                35.0%   35.0%   35.0%
Increase in taxes resulting from:
Effect of tax rate increase on temporary
differences as of January 1, 1993                   -         -    3.0%
Decrease in taxes resulting from:
Tax free investment income                        (3.3)%  (3.3)%  (0.6)%

Effective tax rate                                31.7%   31.7%   37.4%


  Pursuant to the requirements of SFAS 109, the Company recorded an additional deferred tax provision of $702 during 1993 to reflect the impact on deferred tax assets and liabilities resulting from the increase in U.S. statutory maximum corporate tax rates from 34% to 35%.

  ATC has $1,569 in non-life net operating loss carryforwards available for tax purposes, and has capital loss carryforwards of approximately $375 expiring in 1997.

  Prior to 1984, ATL had accumulated $170 in a special policyholders' surplus account which has been excluded from taxation. These amounts will become taxable only when distributed to shareholders. No provision for deferred income taxes has been made for these amounts since the Company does not anticipate any transactions that would cause any part of the account to become taxable.

  The Internal Revenue Service is conducting a review of the Company's federal income tax returns for the years ended December 31, 1993, 1992, 1991, and 1990. Management believes that the ultimate outcome of the review will not have any material adverse effect on the financial condition or results of operation of the Company.

(6) Stock option plans:

  ATC has adopted several stock option plans (the "Plans"). The Plans permit grants of options covering a maximum of 3,495,000 shares of common stock. Under the Plans, options may be issued as incentive stock options in the case of key employees and/or as non-qualified stock options in the case of persons with managerial, professional or supervisory responsibilities, including but not limited to, directors, officers and consultants to ATC, who, in the opinion of the Committee administering the Plans, have a capacity to make a substantial contribution to ATC. One of the Plans also provides for the issuance of up to 50,000 shares of the Company's common stock upon the exercise of stock options granted as formula awards pursuant to the plan.

  The per share exercise price may not be less than 100% of the fair market value of the common stock on the date of grant, or 1l0% of the fair market value in the case of incentive stock options issued to an employee owning, at the time the option is granted, more than 10% of the outstanding common stock of ATC. Options cannot be exercised more than ten years after the date of grant. Incentive stock options held by shareholders owning more than 10% of the outstanding common stock of ATC cannot be exercised more than five years after the date of grant.

Stock Options
(The following table summarizes data relating to the stock options, as restated for the stock split.)

                                               Number of Shares
                                         1995          1994        1993
Outstanding at beginning of year    1,234,788     1,390,788   1,341,774
Granted                               564,375       142,500     276,000
Exercised                             (90,837)     (298,500)   (226,266)
Canceled                                    -             -        (720)

Outstanding at end of year          1,708,326     1,234,788    1,390,788


At December 31, 1995, the number of shares exercisable and options available for additional granting for all plans was 1,444,503 and 259,698, respectively. The exercise price of options outstanding at December 31, 1995, ranged from $1.46 to $15.75 per share. The average exercise price at December 31, 1995, is $8.44 per share. During 1995, options for 90,837 shares were exercised at a range of $1.58 to $8.66 per share.

(7) Shareholders' rights agreement:

  On April 25, 1990, the Company declared a dividend distribution in the form of preferred stock purchase rights (the "rights"). The rights become exercisable if a person or group acquires or announces a tender offer to acquire 20% or more of the Company's common stock. The rights also become exercisable if the Board of Directors declares a person to be an "adverse person" and that person has obtained more than 10% of the outstanding shares of the Company's common stock.

  Each right, when exercisable, entitles the registered holder to purchase one one-hundredth of a share of Series A preferred stock at an exercise price of $50 subject to certain adjustments. In addition, if a person or group acquires 20% or more of the outstanding shares of the Company's common stock, subject to certain exceptions, or a person is declared an adverse person, each right will then entitle its holder (other than such persons or members of any such group) to purchase, at the right's then current exercise price, a number of shares of the Company's common stock having a total market value of twice the right's exercise price.

  In the event that the Company merges with or transfers 50% or more of its assets or earnings to any entity after the rights become exercisable, holders of rights may purchase, at the right's then current exercise price, common stock of the acquiring entity having a value equal to twice the right's exercise price.

  In addition, at any time after a person acquires 20% of the outstanding shares of common stock and prior to the acquisition by such person of 50% or more of the outstanding shares of common stock, the Company may change the rights (other than the rights which have become null and void), in whole or in part, at an exchange ratio of one share of common stock or equivalent share of preferred stock, per right.

  The Board of Directors can redeem the rights for $.01 per right at any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock or a person being declared an adverse person. Until a right is exercised, the holder thereof will have no rights as a shareholder of the Company, including without limitation, the right to vote or to receive dividends. Unless earlier redeemed or exchanged, the rights will expire on May 14, 2000.

(8) Claim Reserves:

  Activity in the liability for policy claim reserves is summarized as follows for the years ended December 31:

                                                  1995     1994     1993
Claim reserves-beginning of year:             $ 85,290 $ 55,958 $ 43,315

Add claims incurred during the year related to-
Current year:                                  133,221   91,831   73,398
Prior years:                                     6,327    3,131    5,213

Total incurred:                                139,548   94,962   78,611

Less claims paid during the year related to-
Current year:                                   49,794   35,200   30,049
Prior years:                                    57,141   42,703   35,919

Total paid:                                    106,935   77,903   65,968

Plus-reinsurance assumed (See Note 15):         92,170   12,273        0

Claim reserves-end of year:                   $210,073 $ 85,290 $ 55,958

  The development of prior year claims reserves reflects normal changes in actuarial estimates. The Company utilizes case reserves that are considered fixed and determinable and discounts such reserves using an interest rate of 6.25% for financial statements prepared in accordance with GAAP and 5.0% discount rate for statutory purposes.

(9) Employee benefits:

  Effective January 1, 1984, ATC initiated a defined benefit pension plan (the "Plan") for all employees over the age of 2l years who have worked for ATC for a period of one year. ATC makes annual contributions to the Plan based upon amounts required to fund such plan as determined by a consulting actuary. Pension expense was $203, $181 and $154, for the years ended December 31, 1995, 1994 and 1993, respectively. The following table sets forth the plan's funded status at December 31, 1995 and 1994.
                                                         1995    1994
Actuarial present value of benefit obligations:
Vested benefits                                       $  733   $  593
Non-vested benefits                                      124       99

                                                      $  857   $  692

Projected benefit obligation                          $1,270  $ 1,052
Plan assets at fair value                               (750)    (614)

Projected benefit obligation in excess of plan assets    520      438
Unrecognized net loss                                   (276)    (292)
Unrecognized transition obligation                       (89)     (92)
Unrecognized prior service cost                          (64)     (70)

Accrued (prepaid) pension expense                       $ 91    $ (16)

Net pension cost includes the following components:
Service cost                                           $ 162    $ 137
Interest cost on projected benefit obligation             72       60
Actual return on plan assets                             (47)     (16)
Net amortization                                          16        0

Net periodic pension cost                              $ 203    $ 181

  The assumed rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation is 5% in 1995 and 1994. The expected rate of return on assets is 8% in 1995 and 1994. The discount rate used is 7% in 1995 and 1994.

  The Company does not have any other obligations to provide post-retirement benefits to employees.

(10) Commitments and contingencies:

  The Company is a defendant in various legal proceedings and litigation arising in the ordinary course of business. In management's opinion, based on discussions with counsel, the resolution of such proceedings will not have a material adverse effect on the Company's consolidated financial condition and results of operations.

  A civil shareholders' class action suit filed against the Company and certain of its officers in March 1992 was settled during the second quarter of 1993. Under the terms of the settlement, class members were paid $1,500, of which $1,000 was paid by the Company's liability carrier. While the Company believed the suit was without merit, a settlement was reached to avoid internal distraction, ongoing professional fees and other potential costs and uncertainties of continued litigation.

(11) Transactions with related parties:

  Commissions paid to agencies controlled by certain directors amounted to $136 in 1995, $140 in 1994 and $104 in 1993.

  The Company has employment contracts with certain key employees. These contracts provide for, among other things, certain severance payments in the case of termination.

(12) 6.5% convertible subordinated debentures due 2005

  In September 1995 the Company issued $103,500 of 6.5% Convertible Subordinated Debentures (the "Debentures") due October 1, 2005. The proceeds were used to finance an additional surplus contribution to ATL, prepay $20 million in outstanding borrowings under the Company's
Revolving Credit Facility and for general corporate purposes.

  Interest on the debentures is payable semi-annually on April 1 and October 1, commencing on April 1, 1996. The Debentures are redeemable at the Company's option at a price equal to 103.25% after October 1998, declining to 100% if redeemed after October 2001.

  The Debentures are convertible into ATC common stock anytime prior to maturity at a conversion price equal to $15.17 per share (equivalent to a conversion rate of 65.94 shares per $1,000 principal amount of debentures). The conversion price has been adjusted to reflect the 3-for-2 stock split discussed in Note 1, and is subject to further adjustment under certain events including dividends distributions and common stock issuances, among others.

  Debt issue costs incurred in connection with the Debentures totaling $3,796 are included in other assets and are being amortized over the term of the Debentures. Accumulated amortization is $74 at December 31, 1995.

(13)  Bank borrowings

  ATC currently is party to a $20,000 Revolving Credit Agreement (the "Agreement"). The revolving credit availability will be reduced by $1,667 each quarter beginning no later than March 31, 2002. No borrowings are outstanding at December 31, 1995.

  At December 31, 1994, $20,000 in borrowings were outstanding.
Proceeds from these borrowings were used to fund surplus contributions to ATL during 1994 and 1993. Such borrowings were repaid with the proceeds from the Debentures discussed in Note 12.

  Borrowings are secured by the common stock of ATL and ATIS. Interest is payable at 0.25% over the bank's base rate, at 1.625% over the London interbank Eurodollar rate or 1.75% over the bank's certificate of deposit rate, at the Company's option. The average interest rate for amounts borrowed was 8.35% and 8.44% for 1995 and 1994, respectively. A commitment fee is payable to the bank based on the average daily unused portion of the credit.

  The Agreement contains restricted covenants. The more significant covenants require the company maintain a specified amount of net worth and statutory surplus and meet certain financial ratios, and restricts mergers and acquisitions, future indebtedness and commitments, and types of investments. The Company was in compliance with all of the covenants as amended as of December 31, 1995.
(14) Leases:

  Future minimum lease rentals on operating leases which consist principally of the Company's Home Office facility and computers are as follows:

1996          1,935
1997          1,796
1998          1,411
1999          1,185
Thereafter      938

Total        $7,265

  Operating lease expenses for the years ended December 31, 1995, 1994, and 1993 were $1,670, $1,607 and $1,734, respectively.

(15) Acquisitions:

  In December 1995, the Company closed on an reinsurance agreement to acquire the long term care insurance business of an unrelated insurance company which consisted of approximately $96,000 of annualized premium. The transaction was effective as of October 1, 1995. Under the terms of the reinsurance agreement, the Company assumed all existing liabilities associated with the long term care insurance business on a coinsurance basis. Cash and marketable securities of approximately $249,969 were transferred to the Company. In October 1994, the Company acquired the long term insurance business of an unrelated insurance company which consisted of approximately $25,000 of annualized premiums. Approximately $29,400 in cash was transferred to the Company. These acquisitions have been accounted for using the purchase accounting method. Total cash and marketable securities received in connection with these acquisitions approximates reserve liabilities assumed.

  Value of business acquired consists of the excess of the purchase price over the estimated fair value of net assets acquired in connection with the purchase of common stock and the present value of expected future profits associated with blocks of business purchased prior to 1992. Value of business acquired related to the purchased blocks of business is being amortized over the respective lives of the blocks, which are estimated at approximately 5 to 7 years.


(16)  Consolidated quarterly financial data (unaudited).

Quarterly financial data for the years ended December 31, 1995 and 1994 are as follows:

                                 First     Second      Third      Fourth
1995

Total Revenues                $ 65,314  $  65,476  $  68,278   $  98,264

Total Benefits and Expenses     57,740     57,424     59,962      87,512
Income before Provision
for Income Tax                   7,574      8,052      8,316      10,752
Provision for Income Taxes       2,350      2,544      2,589       3,526

Net Income                    $  5,224  $   5,508   $  5,727    $  7,226

Net Income Per Share
Primary                       $    .32  $     .34   $    .35    $    .44
Fully Diluted                 $    .32  $     .34   $    .34    $    .36


                                 First     Second      Third      Fourth
1994

Total Revenues                $ 49,610   $ 50,605  $  52,043   $  60,643
Total Benefits and Expenses 43,439 44,205 45,149 53,126 Income before provision for
income tax                       6,171      6,400      6,894       7,517
Provision for Income Taxes       1,929      2,010      2,178       2,437
Net Income                    $  4,242   $  4,390  $   4,716   $   5,080

Net Income Per Share
Primary                       $   .27    $    .27  $     .29   $     .31
Fully Diluted                 $   .27    $    .27  $     .29   $     .31


Per share amounts have been adjusted to reflect the three-for-two stock split payable on April 10, 1996.





























SCHEDULE I
SUMMARY OF INVESTMENTS

December 31, 1995
(In thousands)

                                           Market Value
Type of Investment            Amortized    Amount as shown
                                   Cost    in Balance Sheet

Fixed Maturities:
Bonds --

 Government issues             $133,703     $136,456
 Mortgage-backed securities     180,926      183,917
 State & political subdivisions  78,915       80,350
 Public utilities                18,061       19,133
 All other corporate bonds      155,229      162,740

Certificates of deposits             25           25
Mortgage loan                       447          447

Total investments              $567,306     $583,068
































SCHEDULE II

AMERICAN TRAVELLERS CORPORATION (PARENT COMPANY)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(In thousands except per share data)

                                                            December 31,
                                                        1995        1994

ASSETS

Cash                                                $   1,077  $    919
Bonds                                                  21,710        50
Accrued interest                                          452         -
Property and equipment, at cost(net of
  accumulated depreciation of $1,133 and $2,477)        2,367     4,205
Investment in subsidiaries *                          291,426   179,286
Other assets                                            4,253       482

     Total assets                                   $ 321,285  $184,942

LIABILITIES AND SHAREHOLDERS' EQUITY

Payable to subsidiaries                             $     469   $   300
Other liabilities                                       2,966     1,149
Notes payable                                               -    20,000
Current & deferred income taxes                        43,545    27,154
6.5% convertible subordinated debentures              103,500         -

Preferred stock, $.01 par value;5,000,000 shares
  authorized; no shares issued                              -         -
Common stock, $.01 par value; 37,500,000 shares
authorized, 16,053,105 and 15,962,268
shares issued)                                            107       106
Capital in excess of par value                         60,015    59,480
Net unrealized gains on investments                    10,245         -
Retained earnings                                     101,187    77,502
Less - shares of common stock held in treasury
  at cost (200,159)                                      (749)     (749)

     Total shareholders' equity                       170,805   136,339

     Total liabilities and shareholder's equity    $  321,285  $184,942

Share amounts have been adjusted to reflect the three-for-two stock split payable on April 10, 1996.

* Eliminated in consolidation
The condensed financial information should be read in conjunction with the American Travellers Corporation and Subsidiaries December 31, 1995 consolidated financial statements and notes thereto.


SCHEDULE II(Continued)
AMERICAN TRAVELLERS CORPORATION (PARENT COMPANY)
 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME AND RETAINED EARNINGS
(In thousands)

                                                 Year ended December 31,

                                             1995       1994       1993

Investment income                           $ 511     $    15    $     5

Management fee(*)                             675       1,562      1,770

Rental income(*)                              450           -          -

Dividend from subsidiary(*)                   249           -          -

Total revenues                              1,885      1,577     1,775


General and administrative expenses           319        388      2,368

Interest expense                            3,260        989         32

Total expenses                              3,579      1,377      2,400

Income (loss) before equity in
undistributed net earnings of
subsidiaries                               (1,694)       200       (625)

Equity in undistributed net
earnings of subsidiaries(*)                36,388     26,782     23,839

Income before provision for
income tax                                 34,694     26,982     23,214

Provision for income tax                   11,009      8,554      8,606

Net Income                               $ 23,685   $ 18,428   $ 14,608

Retained earnings, beginning of year     $ 77,502   $ 59,074   $ 44,466

Retained earnings, end of year           $101,187   $ 77,502   $ 59,074

 *Eliminated in consolidation
 The condensed financial information should be read in conjunction with the American Travellers Corporation and Subsidiaries December 31, 1995, consolidated financial statements and notes thereto.





SCHEDULE II
AMERICAN TRAVELLERS CORPORATION(PARENT COMPANY)
CONDENSED FINANCIAL INFROMATION OF REGISTRANT
 STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                             Years ended December 31,
                                            1995       1994        1993
Cash flows-operating activities
Net income                              $ 23,685   $ 18,428    $ 14,608
Adjustments to reconcile net income
to net cash provided by operating
activities
Depreciation and amortization                (71)       594         816
Realized investment (gains) losses
Equity in undistributed net earnings
of subsidiaries                          (36,388)   (26,782)    (23,839)
Increase (decrease) in other liabilities   1,818       (673)         70
(Increase) decrease in other assets         (502)       123         (78)
Current and deferred income tax           10,874      8,547       8,521
Total adjustments                        (24,269)   (18,191)    (14,510)

Net cash provided by operating
activities                                  (584)       237          98

Cash flows-investing activities
Purchase of investments                  (21,660)         -           -
(Purchase)/sale of property and
 equipment                                    (7)      (425)       (692)

Net cash used in investing activities    (21,667)      (425)       (692)

Cash flows-financing activities
Debenture issue costs                     (3,796)         -           -
Proceeds from issuance of Subordinated
 Debentures                              103,500          -           -
Bank borrowings                                -      8,000      12,000
Exercise of options                          536        939         405
Repayment of Bank borrowing              (20,000)         -           -
Increase in investment of subsidiary     (58,000)    (8,000)    (12,000)
Increase (decrease) in payable to
subsidiary                                   169        (19)        273
Net cash provided by financing
activities                                22,409        920         678

Net increase (decrease) in cash         $    158    $   732    $     84

Cash and cash equivalent, beginning     $    919    $    187   $    103
Cash and cash equivalent, ending        $  1,077    $    919   $    187

* Eliminated in consolidation
The condensed financial information should be read in conjunction with the American Travellers Corporation and Subsidiaries December 31, 1995, consolidated financial statements and notes thereto.


Schedule II (Continued)
AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
NOTES CONSOLIDATED FINANCIAL STATEMENTS

  The condensed financial statements of American Travellers Corporation (the parent company) should be read in conjunction with the American Travellers Corporation and Subsidiaries December 31, 1995 consolidated financial statements and notes thereto.

(1)  Summary of significant accounting policies:

  The accompanying parent company financial statements reflect only those accounts of American Travellers Corporation, The parent company's investment in its directly owned subsidiaries, American Travellers life Insurance Company, American Travellers Insurance Company of New York, and American Travellers Insurance Services Company, Inc., are reflected on the equity basis. Intercompany accounts and transactions have not been eliminated since consolidated financial statements are not presented.

(2)  Dividend restrictions:

  Under Pennsylvania insurance law, dividends may be paid by ATL only from statutory profits or surplus and require Insurance Department approval if the dividend is in excess of the greater of 10% of surplus or net statutory income of prior year. The Insurance Department must be notified of any dividend in excess of one-half of 1% of admitted assets of ATL.

(3) Surplus contributions:

  The parent company utilized the proceeds of the 6.5% Convertible Subordinated Debenture offering to make an investment in ATL of $58,000 in 1995. The parent company also made a non-monetary contribution to surplus of $1,990 in 1995. The Company utilized proceeds of a bank credit facility to make investments of $8,000 in 1994 and $12,000 in 1993.

(4)  Income taxes:

  A tax sharing agreement , effective January 1, 1995, among ATC, ATL, ATICNY, UGL AND ATIS, has been implemented to allocate Federal income taxes.

(5) Dividend:

  In September 1995, effective January 1, 1995, ATIS paid a non-monetary dividend to ATC in the amount of $249.







ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the information appearing under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission on or before April 28, 1996 and the information appearing under Item 4a of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information appearing under the caption " Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission on or before April 28, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement for its Annual meeting of Shareholders to be filed with the Commission on or before April 28, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information appearing under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its Annual meeting of Shareholders to be filed with the Commission on or before April 28, 1996.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits, Financial Statements and Schedules

(1)  Financial Statements
	Report of Independent Public Accountants
(i)  Consolidated Balance Sheet as of December 31, 1995 and
1994.
(ii)   Consolidated Statement of Income for the years ended
December 31, 1995, 1994 and 1993.

(iii) Consolidated Statement of Shareholder's Equity for the years ended December 31, 1995, 1994, and 1993.
(iv)  Consolidated Statement of Cash Flows for the years ended
December 31, 1995, 1994 and 1993.

(v)  Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

(i)  Schedule I - Summary of Investments at December 31, 1995

(ii)  Schedule II - Condensed Financial Information of the
Registrant as of December 31, 1995 and 1994.

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3)  Exhibits

Exhibits filed are listed in the attached exhibit index.

(b)  Reports on 8-K

On December 7, 1995, the Company filed an 8-K disclosing a
Reinsurance transaction among American Travellers Life
Insurance Company and Transport Life Insurance Company and
Continental Life Insurance Company.




























SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						AMERICAN TRAVELLERS CORPORATION

						By:  /s/ John A. Powell
						         John A. Powell,
                                             Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ John A. Powell						March 26, 1996
John A. Powell, Chairman of the Board,
Chief Executive officer and Director
(Principal Officer)

/s/ Benedict J. Iacovetti                    March 26, 1996
Benedict J. Iacovetti, Treasurer and
Chief Financial and Accounting Officer

/s/ Susan Mankowski						March 26, 1996
Susan T. Mankowski, Vice President-
Administration and Secretary, Director

/s/ Walter E. Conrad                         March 26, 1996
Walter E. Conrad, Director

/s/ Walter J. Diener                         March 26, 1996
Walter J. Diener, Director

/s/ Henry G. Hager						March 26, 1996
Henry G. Hager, Director

/s/ Arnold H. Keehn						March 26, 1996
Arnold H. Keehn, Director

/s/ Alice E. Powell						March 26, 1996
Alice E. Powell, Director

/s/ Ramon R. Obod                            March 26, 1996
Raymond R. Obod, Director









AMERICAN TRAVELLERS CORPORATION
Index to Exhibits to Annual Report on Form 10-K for 1995

Exhibits                                                        Page
Number

3(a)  Articles of Incorporation, as amended and restated.         59

3(b)  By-Laws, as amended and restated, -Incorporated by
      reference to Exhibit 3(b)to the Registrant's
      Registration Statement on Form S-3 (File No.33-94614)         -

4(a)  Specimen Common Stock Certificate-Incorporated by
      reference to Exhibit 4(a) to the Company's Annual
      Report on Form 10-K for the fiscal year ended
      December 31, 1987.                                            -

4(b)  Stock Rights Agreement-Incorporated by reference to
      Exhibit 4 to the Company's Registration Statement on
      Form 8-A filed May 9, 1990.                                   -

4(c)  Indenture relating to 6.5 % Convertible Subordinated
      Debentures due October 1, 2005.                              73

4(d)  Specimen Debenture Certificate.                             147

9(a)  Voting Trust Agreement dated as of April 28, 1989, as of
      March 17, 1989, by, between and among the estate
      of Francis E. Powell and John A. Powell, Alice E. Powell
      and Ramon R. Obod as trustees-Incorporated by reference to
      Exhibit 9(a) to the Company's Annual Report on Form
      10-K for the fiscal year ended December 31, 1989
      (the "1989 10-K").                                            -

9(b)  Restrictive Stock Sale Agreement, dated as of July 1, 1989, between and among John A. Powell and James V. Fiumara, Sr.
      and Lois Jane Fiumara-Incorporated by reference to
      the 1989 10-K.                                                -

10(a) Amended and Restated Employment Agreement as of February
      1994 made and entered into between the Company and John A.
      Powell. - Incorporated by reference to 1993 10-K.             -

10(b) Amendment to Amended and Restated Employment Agreement
      between the Company and John A. Powell.                     152

10(c) Employment Agreements made and entered into between
      the Company and Certain Officers - Incorporated by
      reference to the 1989 10-K.                                   -

11 Schedule of Computation of Net Income per share                155

21 List of Subsidiaries                                           156

23 Consent of Arthur Andersen LLP                                 157

27 Financial Data Schedule (electronic filing only)               160
























































Exhibit 3(A)
ARTICLES OF INCORPORATION
(restated as of March 29, 1996)


     1.   The name of the corporation is:

               AMERICAN TRAVELLERS CORPORATION

     2. The location and post office address of its registered office in this Commonwealth is:

               3220 Tillman Drive
               Bensalem, PA  19020

     3. The purpose or purposes of the corporation which shall be organized under this Act are as follows:

               To act as a holding company and engage
          in and do any lawful act concerning any and all lawful business for which corporations may be incorporated under the Business
          Corporation Law.

     4. The date of its incorporation is January 8, 1971 and the term of its existence is perpetual.

     5. (a) The aggregate number of shares of stock which the Corporation shall have the authority to issue is 37,500,000 shares of Common Stock, $.01 par value per share, and 5,000,000 shares of Preferred Stock, $.01 par value per share."

          (b) The shares of Preferred Stock may be divided into and issued from time to time in one or more series as may be designated by the Board of Directors of the Corporation, each such series to be distinctly titled and to consist of the number of shares designated by the Board of Directors. All shares of any one series of Preferred Stock so designated by the Board of Directors shall be alike in every particular, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon (if any) shall accrue or by cumulative (or both). The designations, relative rights, preferences and limitations of any series of Preferred Stock may differ from those of any and all other series at any time outstanding. The Board of Directors may change the designation or number of shares, or the preferences, relative rights and limitations of the shares, of any theretofore established series of Preferred Stock, no shares of which have been issued. The Board of Directors of the Corporation is hereby expressly vested with authority to determine by resolution the preferences, relative rights and limitations of the Preferred Stock and each series thereof which may be designated by the Board of Directors, including, but without limiting the generality of the foregoing, the following:

     1.   The voting rights and powers (if any) of the Preferred
          Stock and each series thereof;

     2. The rates and times at which, and the terms and conditions on which, dividends (if any) on Preferred
          Stock and each series thereof, will be paid, and any dividend preferences or rights of cumulation;

     3. The rights (if any) of holders of Preferred Stock, and each series thereof, to convert the same into, or exchange the same for shares of other classes (or series of classes) of capital stock of the Corporation and the terms and conditions for each conversion or exchange, including provisions for adjustment for conversion or exchange prices or rates in such events as the Board of Directors shall determine;

     4. The redemption rights (if any) of the Corporation and times at which the terms and conditions on which Preferred Stock and each series thereof may be redeemed; and

     5. The rights and preferences (if any) of the holders of Preferred Stock, and each series thereof, upon the voluntary or involuntary dissolution, liquidation or winding up of the Corporation.

        (c) The shareholders of the Corporation shall not have the right to cumulate their votes for the election of directors.

     6. The name and address of the incorporator and the number and class of shares subscribed was as follows:

                                                  Number of Class
    Name                    Address                   of Shares

Daniel A. Gordon         550 West DeKalb Pike     One (1) share
                         King of Prussia, PA      common stock
                         19406

     7. (a) In furtherance and not in limitation of the powers conferred by the laws of the Commonwealth of Pennsylvania, the Board of Directors is expressly authorized and empowered, without the assent or the vote of the stockholders to make, alter, or repeal, the By-Laws of the Corporation.

          (b) In the absence of actual fraud, no contract or other transaction between the Corporation and any other corporation shall be impeached, affected or invalidated by the fact that directors of the Corporation are directors of such other corporation. In the absence of actual fraud no contract or other transaction between the Corporation and any other corporation shall be impeached, affected or invalidated by the fact that such other corporation, at least a majority of the stock of which having voting power is owned or controlled by the corporation, in any case be void or voidable because of the fact that the directors of the Corporation are directors of such other corporation nor shall any such director be under any of the provisions or sub-divisions under this Article SEVENTH, nor shall any such director be liable to account because of such interest.

          (c) Any director individually, or any firm of which any director is partner, or any corporation of which any director may be an officer, director, employee or holder of any amount of its capital stock may be a party to or may be interested in any contract or transaction of the Corporation and, in the absence of actual fraud, no such contract or other transaction shall be thereby affected, impeached or invalidated.

No director shall be liable to account to the Corporation for any profit realized by him from or through any such transaction or contract of the Corporation by reason of his interest in such transaction or contract provided that such contract or transaction shall be approved or ratified by the affirmative vote of directors who are not so interested constituting a majority of a quorum of directors present at a meeting of the Board of Directors of the Corporation having authority in the premises.

Directors interested in any contracts or transactions of the types described in the foregoing paragraph may be counted when present at meetings of the Board of Directors or any of the committees for the purpose of determining the existence of a quorum to consider and vote upon any such contract or transaction. Any director whose interest in any such contract or transaction. Any director whose interest in any such contract or transaction arising solely by reason of the fact that he is a stockholder, officer or creditor of such other corporation (or solely by reason of the fact that he is a director of such other corporation or partner in such firm where such dealing, contract or arrangement is made by officers or employees of the Corporation in the ordinary performance of their duties and without the actual participation of such director) shall not be deemed interested in such contract or other transaction under any of the provisions of this subdivision (c) nor shall any such contract or transaction be void or voidable, nor shall any such director be liable to account because of such interest.

          (d) No contract or other transaction between the Corporation and any other corporation or firm which provides for the purchase and sale of securities or other property or for any other action for the Corporation upon terms not less favorable to the Corporation than those offered to others, shall in any case be void or voidable because of the fact that the directors of the Corporation are directors of such other corporation or partners in such firm, nor shall any directors be deemed interested in such contract or other transactions under any of the provisions of subdivision(c) of this Article SEVENTH, nor shall any such director be liable to account because of such interest.

          (e) Any contract or act that shall be approved or ratified by the vote of the holders of a majority of the capital stock of the Corporation having voting power which is represented in person or by proxy at any annual meeting of stockholders or at any special meeting called for the purpose, among others, of considering the approval or ratification of the acts of officers and directors (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be valid and binding upon the corporation and upon all its stockholders as though it had been approved or ratified by every stockholder of the Corporation.

     8. The Corporation shall indemnify any and all of its present or former directors and officers and any person who is or was serving at the request of the Corporation as a director or officer of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans to the fullest extent permitted by law. Such right of indemnification shall not be exclusive of any other right which such officers and directors of the Corporation and other persons may have or hereafter acquire and without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any By-Law, agreement, vote of shareholders, provisions of law or otherwise, as well as their rights under this Article. The foregoing indemnification provisions shall be retroactive to January 27, 1987 to the fullest extent permitted by law.

     9.   Section 910 of the Pennsylvania Business Corporation
Law (15 P.S.  1910) shall not be applicable to the Corporation.

     10. (a) The number of directors of the Corporation shall be fixed from time to time in the manner provided in the By-Laws. The directors shall be divided into three classes: Class I, Class II and Class III. Each Class shall consist, as nearly as may be possible, of one-third of the total number of directors. At the annual meeting of shareholders in 1987, the Class I directors shall be elected for three-year terms, the Class II directors for two-year terms and the Class III directors for one-year terms.
At each succeeding annual meeting of shareholders beginning in 1988, successors to the class of directors whose terms expire at that annual meeting shall each be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. A director shall hold office until the annual meeting in the year in which his term expires and until his successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Any vacancy on the Board of Directors that results from an increase in the number of directors shall be filled by a majority of the Board of Directors in office, and any other vacancy occurring in the Board of Directors shall be filled by a majority of the directors in office, although less than a quorum, or by a sole remaining director. Any director elected to fill a vacancy not resulting from an increase in the number of directors shall have the same remaining term as that of his predecessor.

          (b) A director may be removed with or without cause only upon the affirmative vote of shareholders entitled to cast at least eighty (80%) percent of the votes which all shareholders are entitled to cast generally in the election of directors, voting together as a single class.

          (c) Notwithstanding the foregoing, whenever the holders of any class of stock (other than Common Stock) issued by the Corporation shall have the right, voting separately as a class or otherwise, to elect directors, then the authorized number of directors of the Corporation shall be increased by the number of additional directors to be elected, and the election, term of office, filling of vacancies and other features of such directorships shall be governed by the terms of these Articles of Incorporation applicable thereto.

          (d) Notwithstanding any other provisions of these Articles of Incorporation or the By-Laws of the Corporation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the By-Laws of the Corporation), the affirmative vote of shareholders entitled to cast at least eighty (80%) percent of the votes which all shareholders are entitled to cast generally in the election of directors, voting together as a single class, shall be required to amend, alter, change or repeal, or adopt any provisions of the Articles of Incorporation or By-Laws inconsistent with, this Article 10.

     11. Special meetings of the shareholders may be called by the Chairman of the Board or the President and shall be called by the Secretary when directed by the Board of Directors or by the written request of shareholders entitled to cast at least fifty (50%) percent of the votes which all shareholders are entitled to cast at such meeting.

     Notwithstanding any other provisions of these Articles of Incorporation or the By-Laws of the Corporation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the By-Laws of the Corporation), the affirmative vote of shareholders entitled to cast at least eighty (80%) percent of the votes which all shareholders are entitled to cast generally in the election of directors, voting together as a single class, shall be required to amend, alter, change or repeal, or adopt any provisions of the Articles of Incorporation or By-Laws inconsistent with this Article 11.

     12.I In addition to any affirmative vote required by Pennsylvania law or any other provision of these Articles of Incorporation, the affirmative vote of at least eighty (80%) percent of all the votes evidenced by the Voting Stock, voting together as a single class, shall be required for the approval or authorization of any "Business Combination" (as hereinafter defined) involving a "Related Person" (as hereinafter defined), provided, however, that the eighty (80%) percent voting requirement shall not be applicable if:

          (A) The "Continuing Directors" of the Corporation (as hereinafter defined) by a two-thirds vote have expressly approved the Business Combination either in advance of or subsequent to the acquisition of outstanding shares of Voting Stock of the Corporation that caused the Related Person to become a Related Person; or

          (B) If the following conditions are satisfied:

               (1) The aggregate amount of the cash and the fair market value, as determined by two-thirds of the Continuing Directors, of the property, securities or other consideration to be received per share of capital stock of the Corporation in the Business Combination by holders of capital stock of the Corporation, other than the Related Person involved in the Business Combination, is not less than the "Highest Per Share Price" or the "Highest Equivalent Price" (as these terms are hereinafter defined) paid by the Related Person in acquiring any of its holdings of the Corporation's capital stock; and

               (2) A proxy or information statement complying with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall have been mailed to all shareholders of the Corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions). The proxy or information statement shall contain at the front thereof, in a prominent place, the position of the Continuing Directors as to the advisability (or inadvisability) of the Business Combination and, if deemed advisable by a majority of the Continuing Directors, the opinion of an investment banking firm selected by the Continuing Directors as to the fairness of the terms of the Business Combination from the point of view of the holders of the outstanding shares of capital stock of the Corporation other than any Related Person.

      II.  For purposes of this Article 12:

          (A) The term "Business Combination" shall mean (i) any merger or consolidation of the Corporation or a subsidiary of the Corporation into or with a Related Person, in each case irrespective of which corporation or company is the surviving entity; (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition to or with a Related Person (in a single transaction or a series of related transactions) of all or a "Substantial Part" (as hereinafter defined) of the assets of the Corporation (including without limitation any securities of a subsidiary) or of a subsidiary of the Corporation, (iii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition to or with the Corporation or to or with a subsidiary of the Corporation (in a single transaction or series of related transactions) of all or a Substantial Part of the assets of a Related Person; (iv) the issuance of any securities of the Corporation or of a subsidiary of the Corporation to a Related Person (other than an issuance of securities which is effected on a pro rata basis to all shareholders of the Corporation); (v) any recapitalization or reclassification of securities (including any reverse stock split) of the Corporation which would have the effect, directly or indirectly, of increasing the proportionate share of the outstanding Voting Stock of the Corporation owned by a Related Person; (vi) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of a Related Person; and (vii) the acquisition by the Corporation or by a subsidiary of the Corporation of any securities of a Related Person.

          (B) The term "Related Person" shall mean any individual, corporation, partnership or other person or entity (other than any subsidiary of the Corporation and other than any profit-sharing, employee stock ownership or other employee benefit plan of the Corporation or a subsidiary of the Corporation) which, as of the record date for the determination of shareholders entitled to notice of and to vote on any Business Combination, or immediately prior to the consummation of such transaction, together with its "Affiliates" and "Associates" (as defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934 as in effect at the date of the adoption of this Article 12 by the shareholders of the Corporation (collectively and as so in effect, the "Exchange Act")), are "Beneficial Owners" (as defined in Rule 13d-3 of the Exchange Act) in the aggregate of ten (10%) percent or more of the outstanding shares of Voting Stock of the Corporation, and any Affiliate or Associate of any such individual, corporation, partnership or other person or entity.

          (C) The term "Substantial Part" shall mean assets having a fair market value, as determined by two-thirds of the Continuing Directors, of more than twenty (20%) percent of the total consolidated assets of the Corporation and its subsidiaries taken as a whole, as of the end of its most recent fiscal year ending prior to the time the determination is being made.

          (D) Without limitation, any shares of Voting Stock of the Corporation that any Related Person has the right to acquire at any time (notwithstanding that Rule 13d-3 of the Exchange Act deems such shares to be beneficially owned only if such right may be exercised within 60 days) pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise, shall be deemed to be beneficially owned by the Related Person and to be outstanding for purposes of subparagraph (B) above.

          (E) For the purposes of subparagraph (B)(1) of paragraph I of this Article 12, the term "other consideration to be received" shall include, without limitation, Common Stock or other capital stock of the Corporation retained by shareholders of the Corporation other than Related Persons or parties to such Business Combination in the event of a Business Combination in which the Corporation is the surviving corporation.

          (F) The term "Voting Stock" shall mean all outstanding shares of voting capital stock of the Corporation and each reference to a proportion of Voting Stock shall refer to such proportion of the votes entitled to be cast by such shares.

          (G) The term "Continuing Director" shall mean a director who was a member of the Board of Directors of the Corporation at the date of the adoption of this Article 12 by the shareholders of the Corporation, together with each director who either (i) was a member of the Board of Directors immediately prior to the time that the Related Person involved in a Business Combination became the Beneficial Owner of ten (10%) percent of the Voting Stock of the Corporation, or (ii) was designated (before his or her initial election as director) as a Continuing Director by a majority of the then Continuing Directors.

          (H) A Related Person shall be deemed to have acquired a share of the Voting Stock of the Corporation at the time when such Related Person became the Beneficial Owner thereof. With respect to the shares owned by Affiliates. Associates or other persons whose ownership is attributed to a Related Person under the foregoing definition of Related Person, if the price paid by such Related Person for such shares is not determinable by the Continuing Directors, the price so paid shall be deemed to be the higher of (i) the price paid upon the acquisition thereof by the Affiliate, Associate or other person or (ii) the market price of the shares in question at the time when the Related Person became the Beneficial Owner thereof.

          (I) The terms "Highest Per Share Price" and "Highest Equivalent Price" as used in this Article 12 shall mean the following: If there is only one class of capital stock of the Corporation issued and outstanding, the Highest Per Share Price shall mean the highest price that can be determined to have been paid at any time by the Related Person for any share or shares of that class of capital stock. If there is more than one class of capital stock of the Corporation issued and outstanding, the Highest Equivalent Price shall mean with respect to each class and series of capital stock of the Corporation, the amount determined by two-thirds of the Continuing Directors, on whatever basis they believe is appropriate, to be the highest per share price equivalent of the highest price that can be determined to have been paid at any time by the Related Person for any share or shares of any class or series of capital stock of the Corporation. In determining the Highest Per Share Price and Highest Equivalent Price, appropriate adjustments shall be made for recapitalizations and for stock splits, stock dividends and like distributions or transactions and all purchases by the Related Person shall be taken into account regardless of whether the shares were purchased before or after the Related Person became a Related Person. Also, the Highest Per Share Price and the Highest Equivalent Price shall include any brokerage commissions, transfer taxes and soliciting dealers' fees paid by the Related Person with respect to the shares of capital stock of the Corporation acquired by the Related Person in the case of any Business Combination with a Related Person, the Continuing Directors should determine the Highest Equivalent Price for each class and series of the capital stock of the Corporation.

     III. Notwithstanding any other provisions of these Articles of Incorporation or the By-Laws of the Corporation (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the By-Laws of the Corporation), the affirmative vote of at least eighty (80%) percent of all the votes evidenced by the issued and outstanding Voting Stock, voting together as a single class, shall be required to amend, alter, change or repeal, or adopt any provisions inconsistent with this Article 12.

            THE RIGHTS, PREFERENCES AND LIMITATIONS
                   OF SERIES A PREFERRED STOCK

                               of

                 AMERICAN TRAVELLERS CORPORATION


     Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Preferred Stock" and the number of shares constituting such series shall be 200,000.

     Section 2.  Dividends and Distributions.

          (A) Subject to the prior and superior rights of the holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the 15th day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to (subject to the provisions for adjustment hereinafter set forth), 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, par value $.01 per share, of the Corporation (the "Common Stock") since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time after May 15, 1990 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled under the preceding sentence immediately prior to such event shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number shares of Common Stock that were outstanding immediately prior to such event.

          (B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock).

          (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days prior to the date fixed for the payment thereof.

     Section 3.  Voting Rights.  The holders of shares of Series
A Preferred Stock shall have the following voting rights:

          (A)  Subject to the provision for adjustment
hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the shareholders of the Corporation. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (B) Except as otherwise provided herein or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of shareholders of the Corporation.

          (C) Except as set forth herein, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

     Section 4.  Certain Restrictions.

          (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A have been paid in full, the Corporation shall not

               (i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding
     up) to the Series A Preferred Stock;

               (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, except dividends paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

               (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock;

               (iv) purchase or otherwise acquire for
     consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

          (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such time and in such manner.

     Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but misused shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

     Section 6.  Liquidation, Dissolution or Winding Up.

          (A) Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless, prior thereto, the holders of shares of Series A Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series A Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distribution shall be made to the holders of shares of the Series A Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 100 (as appropriately adjusted as set forth in subparagraph C below to reflect such events as stock splits, stock dividends and capitalization with respect to the Common Stock) (such number in clause (ii), the "Adjustment Number") following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Preferred Stock and Common Stock, respectively, holders of Series A Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Stock and Common Stock, on a per share basis, respectively.

          (B) In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series A Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

          (C) In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock into smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, division, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     Section 8.  No Redemption.  The shares of Series A Preferred
Stock shall not be redeemable.

     Section 9. Ranking. The Series A Preferred Stock shall rank junior to all other series of the Corporation's Preferred Stock as to the payment of dividends and the distribution of assets, unless the terms of any such series shall provide otherwise.

     Section 10. Amendment. The Articles of Incorporation of the Corporation shall not be further amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority or more of the votes of the outstanding shares of Series A Preferred Stock, voting separately as a class.

     Section 11. Fractional Shares. Series A Preferred Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holders fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock.










Exhibit 4 (c)
Indenture relating to 6.5 % Convertible Subordinated Debentures due October 1, 2005 (including Form of Debenture)





	AMERICAN TRAVELLERS CORPORATION,

	Issuer,

	and

	AMERICAN BANK, NATIONAL ASSOCIATION,

	Trustee



	INDENTURE



	Dated as of September 15, 1995





	$103,500,000

	6.5% Convertible Subordinated Debentures due October 1, 2005






















	TABLE OF CONTENTS


	Page

	ARTICLE I

DEFINITIONS AND INCORPORATION BY REFERENCE	  1

SECTION 1.1.  Definitions	  1
SECTION 1.2.  Incorporation by Reference of TIA	  9
SECTION 1.3.  Rules of Construction	  9

	ARTICLE II

THE DEBENTURES	 10

SECTION 2.1.  Form and Dating	 10
SECTION 2.2.  Execution and Authentication	 10
SECTION 2.3.  Registrar and Paying Agent	 11
SECTION 2.4.  Paying Agent to Hold Assets in Trust	 12
SECTION 2.5.  Securityholder List	 12
SECTION 2.6.  Transfer and Exchange	 12
SECTION 2.7.  Replacement Debentures	 13
SECTION 2.8.  Outstanding Debentures	 14
SECTION 2.9.  Treasury Debentures	 14
SECTION 2.10.  Temporary Debentures	 14
SECTION 2.11.  Cancellation	 15
SECTION 2.12.  Defaulted Interest	 15

	ARTICLE III

REDEMPTION	 17

SECTION 3.1.  Right of Redemption	 17
SECTION 3.2.  Notices to Trustee	 17
SECTION 3.3.  Selection of Debentures to Be Redeemed	 17
SECTION 3.4.  Notice of Redemption	 18
SECTION 3.5.  Effect of Notice of Redemption	 19


SECTION 3.6.  Deposit of Redemption Price	 20
SECTION 3.7.  Debentures Redeemed in Part	 20

	ARTICLE IV

COVENANTS	 20

SECTION 4.1.  Payment of Debentures	 20
SECTION 4.2.  Maintenance of Office or Agency	 21
SECTION 4.3.  Corporate Existence	 21
SECTION 4.4.  Payment of Taxes and Other Claims	 22
SECTION 4.5.  Maintenance of Properties and Insurance	 22
SECTION 4.6.  Compliance Certificate; Notice of Default	 23
SECTION 4.7.  Reports	 23
SECTION 4.8.  Limitation on Status as Investment Company	 24
SECTION 4.9.  Waiver of Stay, Extension or Usury Laws	 24

	ARTICLE V

SUCCESSOR CORPORATION	 24

SECTION 5.1.  Limitation on Merger, Sale or Consolidation	 24
SECTION 5.2.  Successor Corporation Substituted	 25

	ARTICLE VI

EVENTS OF DEFAULT AND REMEDIES	 26

SECTION 6.1.  Events of Default	 26
SECTION 6.2.  Acceleration of Maturity Date; Rescission and Annulment	 28
SECTION 6.3.  Collection of Indebtedness and Suits for Enforcement by
	Trustee	 29
SECTION 6.4.  Trustee May File Proofs of Claim	 30
SECTION 6.5.  Trustee May Enforce Claims Without Possession of the
	Debentures	 31
SECTION 6.6.  Priorities	 31
SECTION 6.7.  Limitation on Suits	 31
SECTION 6.8.  Unconditional Right of Holders to Receive
	Principal, Premium and Interest	 32
SECTION 6.9.   Rights and Remedies Cumulative	 33
SECTION 6.10.  Delay or Omission Not Waiver	 33
SECTION 6.11.  Control by Holders	 33
SECTION 6.12.  Waiver of Past Default	 34
SECTION 6.13.  Undertaking for Costs	 34
SECTION 6.14.  Restoration of Rights and Remedies	 35

	ARTICLE VII

TRUSTEE	 35

SECTION 7.1.  Duties of Trustee	 35
SECTION 7.2.  Rights of Trustee	 36
SECTION 7.3.  Individual Rights of Trustee	 38
SECTION 7.4.  Trustee's Disclaimer	 38
SECTION 7.5.  Notice of Default	 38
SECTION 7.6.  Reports by Trustee to Holders	 38
SECTION 7.7.  Compensation and Indemnity	 39
SECTION 7.8.  Replacement of Trustee	 40
SECTION 7.9.  Successor Trustee by Merger, Etc.	 41
SECTION 7.10.  Eligibility; Disqualification	 41
SECTION 7.11.  Preferential Collection of Claims Against Company	 41

	ARTICLE VIII

SATISFACTION AND DISCHARGE	42

SECTION 8.1.  Satisfaction and Discharge of Indenture	 42
SECTION 8.2.  Repayment to the Company	 42

	ARTICLE IX

AMENDMENTS, SUPPLEMENTS AND WAIVERS	 43

SECTION 9.1.  Supplemental Indentures Without Consent of Holders	 43
SECTION 9.2.  Amendments, Supplemental Indentures and Waivers with
	Consent of Holders	 43
SECTION 9.3.  Compliance with TIA	 45
SECTION 9.4.  Revocation and Effect of Consents	 45
SECTION 9.5.  Notation on or Exchange of Debentures	 46
SECTION 9.6.  Trustee to Sign Amendments, Etc.	 46


	ARTICLE X

MEETINGS OF SECURITYHOLDERS	 47

SECTION 10.1.  Purposes for Which Meetings May Be Called	 47
SECTION 10.2.  Manner of Calling Meetings	 47
SECTION 10.3.  Call of Meetings by the Company or Holders	 48
SECTION 10.4.  Who May Attend and Vote at Meetings	 48
SECTION 10.5.  Regulations May Be Made by Trustee; Conduct
	of the Meeting; Voting Rights; Adjournment	 48
SECTION 10.6.  Voting at the Meeting and Record to Be Kept	 49
SECTION 10.7.  Exercise of Rights of Trustee or Securityholders
	May Not Be Hindered or Delayed by Call of Meeting	 50

	ARTICLE XI

RIGHT TO REQUIRE REPURCHASE	 50

SECTION 11.1.  Repurchase of Debentures at Option of the Holder	 50

	ARTICLE XII

SUBORDINATION	 53

SECTION 12.1.  Debentures Subordinated to Senior Debt	 53
SECTION 12.2.  No Payment on Debentures in Certain Circumstances	 54
SECTION 12.3.  Debentures Subordinated to Prior Payment of All
	Senior Debt on Dissolution, Liquidation or Reorgani-
zation	 54
SECTION 12.4.  Securityholders to Be Subrogated to Rights of Holders
	of Senior Debt	 56
SECTION 12.5.  Obligations of the Company Unconditional	 56
SECTION 12.6.  Trustee Entitled to Assume Payments Not Prohibited
	in Absence of Notice	 57
SECTION 12.7.  Application by Trustee of Assets Deposited with It	 57
SECTION 12.8.  Subordination Rights Not Impaired by Acts or Omissions
	of the Company or Holders of Senior Debt	 58
SECTION 12.9.  Securityholders Authorize Trustee to Effectuate
	Subordination of Debentures	 58
SECTION 12.10.  Right of Trustee to Hold Senior Debt	 59
SECTION 12.11.  Article XII Not to Prevent Events of Default	 59
SECTION 12.12.  No Fiduciary Duty of Trustee to Holders of Senior Debt	 59

	ARTICLE XIII

CONVERSION OF DEBENTURES	 59

SECTION 13.1.  Conversion Privilege	 59
SECTION 13.2.  Exercise of Conversion Privilege	 60
SECTION 13.3.  Fractional Interests	 61
SECTION 13.4.  Conversion Price	 62
SECTION 13.5.  Adjustment of Conversion Price	 62
SECTION 13.6.  Continuation of Conversion Privilege in Case of
Reclassification,
	Change, Merger, Consolidation or Sale of Assets	 66
SECTION 13.7.  Notice of Certain Events	 68
SECTION 13.8.  Taxes on Conversion	 69
SECTION 13.9.  Company to Provide Stock	 69
SECTION 13.10.  Disclaimer of Responsibility for Certain Matters	 70
SECTION 13.11.  Return of Funds Deposited for Redemption of
	Converted Debentures	 70


	ARTICLE XIV

MISCELLANEOUS	 71

SECTION 14.1.  TIA Controls	 71
SECTION 14.2.  Notices	 71
SECTION 14.3.  Communications by Holders with Other Holders	 72
SECTION 14.4.  Certificate and Opinion as to Conditions Precedent	 72
SECTION 14.5.  Statements Required in Certificate or Opinion	 72
SECTION 14.6.  Rules by Trustee, Paying Agent, Registrar	 73
SECTION 14.7.  Legal Holidays	 73
SECTION 14.8.  Governing Law	 73
SECTION 14.9.  No Adverse Interpretation of Other Agreements	 74
SECTION 14.10.  No Recourse Against Others	 74
SECTION 14.11.  Successors	 74
SECTION 14.12.  Duplicate Originals	 75
SECTION 14.13.  Severability	 75
SECTION 14.14.  Table of Contents, Headings, Etc.	 75

SIGNATURES
EXHIBIT A	 A-1

	CROSS-REFERENCE TABLE

  TIA	Indenture
Section	 Section


310(a)(1)		7.10
	(a)(2)		7.10
	(a)(3)		N.A.
   (a)(4).		N.A.
   (a)(5).			7.10
   (b)		7.8;
	7.10;
	14.2
   (c)		N.A.
311(a)		7.11
   (b)		7.11
   (c)		N.A.
312(a)		2.5
   (b)		14.3
   (c)		14.3
313(a)		7.6
   (b)(1)		N.A.
   (b)(2)		7.6
   (c)		7.6;
	 14.2
   (d)		7.6
314(a)		4.6;
	4.7
   (b)		N.A.
   (c)(1)		2.2;
	7.2;
	14.4
   (c)(2)		7.2;
	14.4
   (c)(3)		N.A.
   (d)	N.A.
   (e)	14.5
   (f)	N.A.
315(a)		7.1(b)
   (b)		7.5;
	7.6;
	14.2
   (c)		7.1(a)
   (d)		6.11;
	7.1(b)(c)
   (e)		6.14
316(a)(last sentence)		2.9
   (a)(1)(A)		6.11
   (a)(1)(B)		6.12
   (a)(2)		N.A.
   (b)		6.12;
	6.7
317(a)(1)		6.3
   (a)(2)		6.4
   (b)		2.4
318(a)		14.1

__________

N.A. means Not Applicable.
Note: This Cross-Reference Table shall not, for any purpose, be deemed to be a part of the Indenture




INDENTURE, dated as of September 15, 1995, between AMERICAN
TRAVELLERS CORPORATION, a Pennsylvania corporation (the "Company"), and AMERICAN BANK, NATIONAL ASSOCIATION, as Trustee.

	Each party hereto agrees as follows for the benefit of each other party and for the equal and ratable benefit of the Holders of the Company's 6.5% Convertible Subordinated Debentures due October 1, 2005:


	ARTICLE I

	DEFINITIONS AND INCORPORATION BY REFERENCE

		SECTION I.1.  Definitions.

		"Acceleration Notice" shall have the meaning specified in
Section 6.2.

		"Affiliate" means (i) any person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company, (ii) any spouse, immediate family member, or other relative who has the same principal residence of any person described in clause (i) above, and (iii) any trust in which any person described in clause (i) or (ii) above has a beneficial interest. For purposes of this definition, the term "control" means (a) the power to direct the management and policies of a person, directly or through one or more intermediaries, whether through the ownership of voting securities, by contract, or otherwise, or (b) the beneficial ownership of 10% or more of any class of voting Capital Stock of a person (on a fully diluted basis) or of any combination of shares, warrants or other rights to ac-quire such amount of any class of Capital Stock (whether or not present-ly exercisable).

		"Agent" means any Registrar, Paying Agent or co-Registrar.

		"Bankruptcy Law" means Title 11, U.S. Code, or any similar Federal, state or foreign law for the relief of debtors.

		"beneficial owner" for purposes of the definition of Change of Control has the meaning attributed to it in Rules 13d-3 and 13d-5 under the Exchange Act (as in effect on the Issue Date), whether or not applicable, except that a "person" shall be deemed to have "beneficial ownership" of all shares that any such person has the right to acquire, whether such right is exercisable immediately or only after the passage of time or upon the occurrence of certain events.

		"Board of Directors" means, with respect to any Person, the Board of Directors of such Person or any committee of the Board of Directors of such Person authorized, with respect to any particular matter, to exercise the power of the Board of Directors of such Person.

		"Board Resolution" means, with respect to any Person, a duly adopted resolution of the Board of Directors of such Person.

		"Business Day" means a day that is not a Legal Holiday.

		"Capitalized Lease Obligation" means rental obligations under a lease that are required to be capitalized for financial report-ing purposes in accordance with GAAP, and the amount of Indebtedness represented by such obligations shall be the capitalized amount of such obligations, as determined in accordance with GAAP.

		"Capital Stock" means, with respect to any corporation, any and all shares, interests, rights to purchase (other than convertible or exchangeable Indebtedness), warrants, options, participations or other equivalents of or interests (however designated) in stock issued by that corporation.

		"Cash" means such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts.

		"Change of Control" (i) any merger or consolidation of the Company with or into any person or any sale, transfer or other convey-ance, whether direct or indirect, of all or substantially all of the assets of the Company, on a consolidated basis, in one transaction or a series of related transactions, if, immediately after giving effect to such transaction, any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable) is or becomes the "beneficial owner," directly or indirect-ly, of more than 50% of the total voting power in the aggregate normally entitled to vote in the election of directors, managers, or trustees, as applicable, of the transferee or surviving entity, (ii) any "person" or "group" (as such terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act, whether or not applicable) is or becomes the "beneficial owner," directly or indirectly, of more than 50% of the total voting power in the aggregate normally entitled to vote in elec-tions of directors of the Company, or (iii) during any period of 12 consecutive months after the Issue Date, individuals who at the beginning of any such 12-month period constituted the Board of Directors of the Company (together with any new directors whose election by such Board or whose nomination for election by the shareholders of the Company was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Company then in office.

		"Code" means the Internal Revenue Code of 1986, as amended.

		"Common Stock" means the Company's common stock, par value $.01 per share, or as such stock may be reconstituted from time to time.

		"Company" means the party named as such in this Indenture until a successor replaces it pursuant to the Indenture, and thereafter means such successor.

		"Conversion Price" shall have the meaning specified in
Section 13.5.

		"Custodian" means any receiver, trustee, assignee, liqui-dator, sequestrator or similar official under any Bankruptcy Law.

		"Date of Conversion" shall have the meaning specified in
Section 13.2.

		"Debentures" means, collectively, the 6.5% Convertible Subordinated Debentures due October 1, 2005, as supplemented from time to time in accordance with the terms hereof, issued under this Indenture.

		"Default" means any event or condition that is, or after notice or passage of time or both would be, an Event of Default.

		"Defaulted Interest" shall have the meaning specified in
Section 2.12.

		"Disqualified Capital Stock" means (a) except as set forth in (b), with respect to any person, Capital Stock of such person that, by its terms or by the terms of any security into which it is convertible, exercisable or exchangeable, is, or upon the happening of an event or the passage of time would be, required to be redeemed or repurchased (including at the option of the holder thereof) by such person or any of its Subsidiaries, in whole or in part, on or prior to the Stated Maturity of the Debentures and (b) with respect to any Subsidiary of such person (including with respect to any Subsidiary of the Company), any Capital Stock other than any common stock with no preference, privileges, or redemption or repayment provisions.

		"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any successor statute.

		"Event of Default" shall have the meaning specified in
Section 6.1.

		"Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated by the SEC thereunder.

		"GAAP" means United States generally accepted accounting principles set forth in the opinions and pronouncements of the Account-ing Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board ("FASB") or in such other statements by such other entity as approved by a significant segment of the accounting profession as in effect as of the Issue Date.

		"Holder" or "Securityholder" means the Person in whose name a Debenture is registered on the Registrar's books.

		"Indebtedness" of any Person means, without duplication, the following (whether currently outstanding or hereafter incurred or created): (i) all liabilities and obligations, contingent or otherwise, of any such Person (a) in respect of borrowed money (whether or not the recourse of the lender is to the whole of the assets of such Person or only to a portion thereof), (b) evidenced by bonds, notes, debentures or similar instruments, (c) representing the balance deferred and unpaid of the purchase price of any property or services, except such as would constitute trade payables to trade creditors in the ordinary course of business that are not more than 90 days past their original due date,
(d) evidenced by bankers' acceptances or similar instruments issued or accepted by banks, (e) for the payment of money relating to a Capital-ized Lease Obligation, or (f) evidenced by a letter of credit or a reimbursement obligation of such Person with respect to any letter of credit; (ii) all net obligations of such person under Interest Swap and Hedging Obligations; (iii) all liabilities of others of the kind de-scribed in the preceding clause (i) or (ii) that such Person has guar-anteed or that is otherwise its legal liability and all obligations to purchase, redeem or acquire any Capital Stock; and (iv) any and all deferrals, renewals, extensions, refinancings, refundings (whether direct or indirect) of, or amendments, modifications or supplements to, any liability of the kind described in any of the preceding clauses (i),
(ii) or (iii), or this clause (iv), whether or not between or among the same parties.

		"Indenture" means this Indenture, as amended or supplemented from time to time in accordance with the terms hereof.

		"Interest Payment Date" means the stated due date of an installment of interest on the Debentures.

		"Interest Swap and Hedging Obligation" means any obligation of any person pursuant to any interest rate swap agreement, interest rate cap agreement, interest rate collar agreement, interest rate ex-change agreement, currency exchange agreement or any other agreement or arrangement designed to protect against fluctuations in interest rates or currency values, including, without limitation, any arrangement whereby, directly or indirectly, such person is entitled to receive from time to time periodic payments calculated by applying either a fixed or floating rate of interest on a stated notional amount in exchange for periodic payments made by such person calculated by applying a fixed or floating rate of interest on the same notional amount.

		"Issue Date" means the date of first issuance of the Debentures under this Indenture.

		"Junior Security" of any Person means any Qualified Capital Stock of such Person or any Indebtedness of such Person that is subordi-nated in right of payment to the Debentures and has no scheduled in-stallment of principal due, by redemption, sinking fund payment or otherwise, on or prior to the Stated Maturity of the Debentures.

		"Last Sale Price" shall have the meaning specified in
Section 13.3.

		"Legal Holiday" shall have the meaning specified in Section
14.7.

		"Lien" means any mortgage, lien, pledge, charge, security interest, or other encumbrance of any kind, whether or not filed, recorded or otherwise perfected under applicable law (including any conditional sale or other title retention agreement and any lease deemed to constitute a security interest and any option or other agreement to give any security interest).

		"Notice of Default" shall have the meaning specified in
Section 6.1(3).

		"Offer" shall have the meaning specified in Section 13.5(d).

		"Officer" means, with respect to the Company, the Chief Executive Officer, the President, any Vice President, the Chief Finan-cial Officer, the Treasurer, the Controller, or the Secretary of the Company.

		"Officers' Certificate" means, with respect to the Company, a certificate signed by two Officers or by an Officer and an Assistant Secretary of the Company and otherwise complying with the requirements of Sections 14.4 and 14.5.

		"Opinion of Counsel" means a written opinion from legal counsel who is reasonably acceptable to the Trustee and which complies with the requirements of Sections 14.4 and 14.5.

		"Paying Agent" shall have the meaning specified in Section
2.3.

		"Payment Default" shall have the meaning specified in
Section 12.2.

		"Person" or "person" means any corporation, individual, limited liability company, joint stock company, joint venture, partner-ship, unincorporated association, governmental regulatory entity, coun-try, state or political subdivision thereof, trust, municipality or other entity.

		"principal" of any Indebtedness means the principal of such Indebtedness plus, without duplication, any applicable premium, if any, on such Indebtedness.

		"property" means any right or interest in or to property or assets of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

		"Qualified Capital Stock" means any Capital Stock of the Company that is not Disqualified Capital Stock.

		"Record Date" means a Record Date specified in the Debentures whether or not such Record Date is a Business Day.

		"Redemption Date," when used with respect to any Debenture to be redeemed, means the date fixed for such redemption pursuant to
Article III of this Indenture and Paragraph 5 in the form of Debenture.

		"Redemption Price," when used with respect to any Debenture to be redeemed, means the redemption price for such redemption pursuant to Paragraph 5 in the form of Debenture, which shall include, without duplication, in each case, accrued and unpaid interest to and including the Redemption Date.

		"Registrar" shall have the meaning specified in Section 2.3.

		"Repurchase Event" shall have the meaning specified in
Section 11.1.

		"Repurchase Offer" shall have the meaning specified in
Section 11.1.

		"Repurchase Payment" shall have the meaning specified in
Section 11.1.

		"Repurchase Payment Date" shall have the meaning specified in Section 11.1.

		"Repurchase Put Date" shall have the meaning specified in
Section 11.1.

		"SEC" means the Securities and Exchange Commission.

		"Securities Act" means the Securities Act of 1933, as amend-ed, and the rules and regulations of the SEC promulgated thereunder.

		"Senior Debt" of the Company means (i) all Indebtedness of the Issuer unless, by the terms of the instrument creating or evidencing such Indebtedness, it is provided that such Indebtedness is not superior in right of payment to the Debentures or to other Indebtedness which is pari passu with, or subordinated to the Debentures, and (ii) any modifications, refunding, deferrals, renewals or extensions of any such Indebtedness or securities, notes or other evidences of Indebtedness issued in exchange for such Indebtedness.

		"Significant Subsidiary" shall have the meaning assigned to that term under Regulation S-X of the Securities Act, as in effect on the Issue Date.

		"Special Record Date" for payment of any Defaulted Interest means a date fixed by the Trustee pursuant to Section 2.12.



		"Stated Maturity," when used with respect to any Debenture, means October 1, 2005.

		"Subsidiary" with respect to any Person, means (i) a corpo-ration a majority of whose Capital Stock with voting power, under ordinary circumstances, to elect directors is at the time, directly or indirectly, owned by such Person, by such Person and one or more Subsid-iaries of such Person or by one or more Subsidiaries of such Person,
(ii) a partnership in which such Person or a Subsidiary of such Person is, at the time, a general partner or (iii) any other person (other than a corporation) in which such person, one or more Subsidiaries of such person, or such person and one or more Subsidiaries of such person, directly or indirectly, at the date of determination thereof has at least majority ownership interest.

		"TIA" means the Trust Indenture Act of 1939 (15 U.S. Code 77aaa-77bbbb) as in effect on the date of the execution of this Indenture.

		"Trading Day" means each Monday, Tuesday, Wednesday, Thursday and Friday, other than any day on which securities are not traded on the Nasdaq Stock Market National Market (or, if the Common Stock is not admitted to trading thereon, on the principal national securities exchange on which the Common Stock is listed or admitted to trading).

		"Trustee" means the party named as such in this Indenture until a successor replaces it in accordance with the provisions of this Indenture, and thereafter means such successor.

		"Trust Officer" means any officer within the corporate trust division (or any successor group) of the Trustee or any other officer of the Trustee customarily performing functions similar to those performed by the Persons who at that time shall be such officers, and also means, with respect to a particular corporate trust matter, any other officer of the Trustee to whom such trust matter is referred because of his knowledge of and familiarity with the particular subject.

		"U.S. Government Obligations" means direct non-callable obligations of, or noncallable obligations guaranteed by, the United States of America for the payment of which obligation or guarantee the full faith and credit of the United States of America is pledged.

		SECTION I.2.  Incorporation by Reference of TIA.

		Whenever this Indenture refers to a provision of the TIA, such provision is incorporated by reference in and made a part of this Indenture. The following TIA terms used in this Indenture have the following meanings:

		"Commission" means the SEC.

		"indenture securities" means the Debentures.

		"indenture securityholder" means a Holder or a Securityholder.

		"indenture to be qualified" means this Indenture.

		"indenture trustee" or "institutional trustee" means the Trustee.

		"obligor" on the "indenture securities" means the Company and any other obligor on the Debentures.

		All other TIA terms used in this Indenture that are defined by the TIA, defined by TIA reference to another statute, or defined by SEC rule and not otherwise defined herein have the meanings assigned to them thereby.

		SECTION I.3.  Rules of Construction.

		Unless the context otherwise requires:

		(l)  a term has the meaning assigned to it;

		(2) an accounting term not otherwise defined has the meaning assigned to it in accordance with GAAP;

		(3)  "or" is not exclusive;

		(4) words in the singular include the plural, and words in the plural include the singular;

		(5) provisions apply to successive events and transactions;

		(6) "herein," "hereof" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision; and

		(7) references to Sections or Articles means reference to such Section or Article in this Indenture, unless stated otherwise.

	ARTICLE II

	THE DEBENTURES

		SECTION II.1.  Form and Dating.

	The Debentures and the Trustee's certificate of authentica-tion, in respect thereof, shall be substantially in the form of Exhibit A hereto, which Exhibit is part of this Indenture. The Debentures may have notations, legends or endorsements required by law, stock exchange rule or usage. The Company shall approve the form of the Debentures and any notation, legend or endorsement on them. Any such notations, legends or endorsements not contained in the form of Debenture attached as Exhibit A hereto shall be delivered in writing to the Trustee. Each Debenture shall be dated the date of its authentication.

	The terms and provisions contained in the forms of Debe-ntures shall constitute, and are hereby expressly made, a part of this Indenture and, to the extent applicable, the Company and the Trustee, by their execution and delivery of this Indenture, expressly agree to such terms and provisions and to be bound thereby.

		SECTION II.2.  Execution and Authentication.

		Two Officers shall sign, or one Officer shall sign and one Officer shall attest to, the Debenture for the Company by manual or facsimile signature. The Company's seal shall be impressed, affixed, imprinted or reproduced on the Debentures and may be in facsimile form.

	If an Officer whose signature is on a Debenture was an Officer at the time of such execution but no longer holds that office at the time the Trustee authenticates the Debenture, the Debenture shall be valid nevertheless and the Company shall nevertheless be bound by the terms of the Debentures and this Indenture.

	A Debenture shall not be valid until an authorized signatory of the Trustee manually signs the certificate of authentication on the Debenture but such signature shall be conclusive evidence that the Debenture has been authenticated pursuant to the terms of this Indenture.

	The Trustee shall authenticate the Debentures for original issue in the aggregate principal amount of up to $103,500,000 upon a written order of the Company in the form of an Officers' Certificate. The Officers' Certificate shall specify the amount of Debentures to be authenticated and the date on which the Debentures are to be authenticated. The aggregate principal amount of Debentures outstanding at any time may not exceed $103,500,000 except as provided in Section 2.7; provided, that Debentures in excess of $90,000,000 shall not be issued other than pursuant to the over-allotment option granted by the Company to the underwriters thereof. Upon the written order of the Company in the form of an Officers' Certificate, the Trustee shall authenticate Debentures in substitution of Debentures originally issued to reflect any name change of the Company.

	The Trustee may appoint an authenticating agent acceptable to the Company to authenticate Debentures. Unless otherwise provided in the appointment, an authenticating agent may authenticate Debentures whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such agent. An authenticating agent has the same rights as an Agent to deal with the Company, any Affiliate of the Company, or any of their respective Subsidiaries.

	Debentures shall be issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof.

		SECTION II.3.  Registrar and Paying Agent.

		The Company shall maintain an office or agency in the Bor-ough of Manhattan, The City of New York, where Debentures may be presented for registration of transfer or for exchange ("Registrar") and an office or agency where Debentures may be presented for payment
("Paying Agent") and where notices and demands to or upon the Company in respect of the Debentures may be served. The Company may act as Regis-trar or Paying Agent, except that, for the purposes of Articles III, VIII and XI and as otherwise specified in the Indenture, neither the Company nor any Affiliate of the Company shall act as Paying Agent. The Registrar shall keep a register of the Debentures and of their transfer and exchange. The Company may have one or more co-Registrars and one or more additional Paying Agents. The term "Paying Agent" includes any additional Paying Agent. The Company hereby initially appoints the Trustee as Registrar and Paying Agent, and the Trustee hereby initially agrees so to act.

		The Company shall enter into an appropriate written agency agreement with any Agent not a party to this Indenture, which agreement shall implement the provisions of this Indenture that relate to such Agent. The Company shall promptly notify the Trustee in writing of the name and address of any such Agent. If the Company fails to maintain a Registrar or Paying Agent, the Trustee shall act as such.

		SECTION II.4.  Paying Agent to Hold Assets in Trust.

		The Company shall require each Paying Agent other than the Trustee to agree in writing that each Paying Agent shall hold in trust for the benefit of Holders or the Trustee all assets held by the Paying Agent for the payment of principal of, premium, if any, or interest on, the Debentures (whether such assets have been distributed to it by the Company or any other obligor on the Debentures), and shall notify the Trustee in writing of any Default in making any such payment. If either of the Company or a Subsidiary of the Company acts as Paying Agent, it shall segregate such assets and hold them as a separate trust fund for the benefit of the Holders or the Trustee. The Company at any time may require a Paying Agent to distribute all assets held by it to the Trustee and account for any assets disbursed and the Trustee may at any time during the continuance of any payment Default, upon written request to a Paying Agent, require such Paying Agent to distribute all assets held by it to the Trustee and to account for any assets distributed.
Upon distribution to the Trustee of all assets that shall have been delivered by the Company to the Paying Agent, the Paying Agent (if other than the Company or an Affiliate of the Company) shall have no further liability for such assets.

		SECTION II.5.  Securityholder List.

		The Trustee shall preserve in as current a form as is rea-sonably practicable the most recent list available to it of the names and addresses of Holders. If the Trustee is not the Registrar, the Company shall furnish to the Trustee on or before the third Business Day preceding each Interest Payment Date and at such other times as the Trustee may request in writing a list in such form and as of such date as the Trustee reasonably may require of the names and addresses of Holders.



		SECTION II.6.  Transfer and Exchange.

		When Debentures are presented to the Registrar or a co-Registrar with a request to register the transfer of such Debentures or to exchange such Debentures for an equal principal amount of Debentures of other authorized denominations, the Registrar or co-Registrar shall register the transfer or make the exchange as requested if its rea-sonable requirements for such transaction are met; provided, however, that the Debentures surrendered for transfer or exchange shall be duly endorsed or accompanied by a written instrument of transfer in form rea-sonably satisfactory to the Company and the Registrar or co-Registrar, duly executed by the Holder thereof or his attorney duly authorized in writing.

		To permit registrations of transfers and exchanges, the Company shall execute and the Trustee shall authenticate Debentures at the Registrar's or co-Registrar's request. No service charge shall be made for any registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any transfer tax, assessments, or similar governmental charge payable in connection there-with. The Registrar or co-Registrar shall not be required to register the transfer of or exchange of (a) any Debenture selected for redemption in whole or in part pursuant to Article III, except the unredeemed portion of any Debenture being redeemed in part, or (b) any Debenture for a period beginning 15 Business Days before the mailing of a notice of an offer to repurchase pursuant to Article XI or of redemption of Debentures pursuant to Article III hereof and ending at the close of business on the day of such mailing.

		SECTION II.7.  Replacement Debentures.

		If a mutilated Debenture is surrendered to the Trustee or if the Holder of a Debenture claims and submits an affidavit or other evidence, satisfactory to the Trustee, to the Trustee to the effect that the Debenture has been lost, destroyed or wrongfully taken, the Company shall issue and the Trustee shall authenticate a replacement Debenture if the Trustee's requirements are met. If required by the Trustee or the Company, such Holder must provide an indemnity bond or other indem-nity, sufficient in the judgment of both the Company and the Trustee, to protect the Company, the Trustee or any Agent from any loss which any of them may suffer if a Debenture is replaced. The Company may charge such Holder for its reasonable, out-of-pocket expenses in replacing a Debe-nture.

		Every replacement Debenture is an additional obligation of the Company.

		SECTION II.8.  Outstanding Debentures.

		Debentures outstanding at any time are all the Debentures that have been authenticated by the Trustee except those cancelled by it, those delivered to it for cancellation and those described in this
Section 2.8 as not outstanding. A Debenture does not cease to be out-standing because the Company or an Affiliate of the Company holds the Debenture, except as provided in Section 2.9.

		If a Debenture is replaced pursuant to Section 2.7 (other than a mutilated Debenture surrendered for replacement), it ceases to be outstanding unless the Trustee and the Company receives proof satisfactory to it that the replaced Debenture is held by a bona fide purchaser. A mutilated Debenture ceases to be outstanding upon surrender of such Debenture and replacement thereof pursuant to Section 2.7.

		If on a Redemption Date the Paying Agent (other than the Company or an Affiliate of the Company) holds Cash or U.S. Government Obligations sufficient to pay all of the principal and interest due on the Debentures payable on that date in accordance with Section 3.6 hereof and payment of the Debentures called for redemption is not otherwise prohibited pursuant to Article XII hereof or otherwise, then on and after that date such Debentures cease to be outstanding and interest on them ceases to accrue.

		SECTION II.9.  Treasury Debentures.

		In determining whether the Holders of the required principal amount of Debentures have concurred in any direction, amendment, supplement, waiver or consent, Debentures owned by the Company or an Affiliate of the Company shall be disregarded, except that, for the purposes of determining whether the Trustee shall be protected in rely-ing on any such direction, amendment, supplement, waiver or consent, only Debentures that the Trustee knows are so owned shall be disregard-ed.

		SECTION II.10.  Temporary Debentures.

		Until definitive Debentures are ready for delivery, the Company may prepare and the Trustee shall authenticate temporary Debent-ures. Temporary Debentures shall be substantially in the form of defin-itive Debentures but may have variations that the Company reasonably and in good faith considers appropriate for temporary Debentures. Without unreasonable delay, the Company shall prepare and the Trustee shall authenticate definitive Debentures in exchange for temporary Debentures. Until so exchanged, the temporary Debentures shall in all respects be entitled to the same benefits under this Indenture as permanent Debent-ures authenticated and delivered hereunder.

		SECTION II.11.  Cancellation.

		The Company at any time may deliver Debentures to the Trust-ee for cancellation. The Registrar and the Paying Agent shall forward to the Trustee any Debentures surrendered to them for transfer, exchange or payment. The Trustee, or at the direction of the Trustee, the Regis-trar or the Paying Agent (other than the Company or an Affiliate of the Company), and no one else, shall cancel and, at the written direction of the Company, shall dispose of all Debentures surrendered for transfer, exchange, payment or cancellation. Subject to Section 2.7, the Company may not issue new Debentures to replace Debentures that have been paid or delivered to the Trustee for cancellation. No Debentures shall be authenticated in lieu of or in exchange for any Debentures cancelled as provided in this Section 2.11, except as expressly permitted in the form of Debentures and as permitted by this Indenture.

		SECTION II.12.  Defaulted Interest.

		Interest on any Debenture which is payable, and is punc-tually paid or duly provided for, on any Interest Payment Date shall be paid to the person in whose name that Debenture (or one or more predecessor Debentures) is registered at the close of business on the Record Date for such interest.

		Any interest on any Debenture which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date plus, to the extent lawful, any interest payable on the defaulted interest (hereinafter called "Defaulted Interest") shall forthwith cease to be payable to the registered holder on the relevant Record Date, and such Defaulted Interest may be paid by the Company, at its election in each case, as provided in clause (1) or (2) below:

				(1)  The Company may elect to make payment of
any Defaulted Interest to the persons in whose names the Debent-ures (or their respective predecessor Debentures) are registered at the close of business on a Special Record Date for the payment of such Defaulted Interest, which shall be fixed in the following manner. The Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Debenture and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of Cash equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such Cash when deposited to be held in trust for the benefit of the persons entitled to such Defaulted Interest as provided in this clause (1). Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the pro-posed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be mailed, first-class postage prepaid, to each Holder at his address as it appears in the Debenture register not less than 10 days prior to such Special Record Date. Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been mailed as aforesaid, such Defaulted Interest shall be paid to the persons in whose names the Debentures (or their respective predecessor Debentures) are registered on such Special
Record Date and shall no longer be payable pursuant to the following clause (2).

				(2) The Company may make payment of any Default-
ed Interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Debentures may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Company to the Trustee of the proposed payment pursuant to this clause, such manner shall be deemed practicable by the Trustee.

		Subject to the foregoing provisions of this Section, each Debenture delivered under this Indenture upon transfer of or in exchange for or in lieu of any other Debenture shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Debenture.

	ARTICLE III

	REDEMPTION

		SECTION III.1.  Right of Redemption.

		Redemption of Debentures, as permitted by any provision of this Indenture, shall be made in accordance with Paragraph 5 of the Debentures and this Article III. The Company will not have the right to redeem any Debentures prior to October 9, 1998. On or after October 9, 1998, the Company will have the right to redeem all or any part of the Debentures at the Redemption Prices specified in Paragraph 5 therein under the caption "Redemption," in each case including accrued and unpaid interest to the Redemption Date.

		SECTION III.2.  Notices to Trustee.

		If the Company elects to redeem Debentures pursuant to Paragraph 5 of the Debentures, it shall notify the Trustee in writing of the Redemption Date and the principal amount of Debentures to be redeemed and whether it wants the Trustee to give notice of redemption to the Holders.

		If the Company elects to reduce the principal amount of Debentures to be redeemed pursuant to Paragraph 5 of the Debentures by crediting against any such redemption Debentures it has not previously delivered to the Trustee for cancellation, it shall so notify the Trustee of the amount of the reduction and deliver such Debentures with such notice.

		The Company shall give each notice to the Trustee provided for in this Section 3.2 at least 45 days before the Redemption Date (unless a shorter notice shall be satisfactory to the Trustee). Any such notice may be canceled at any time prior to notice of such redemption being mailed to any Holder and shall thereby be void and of no effect.

		SECTION III.3.  Selection of Debentures to Be Redeemed.

		If less than all of the Debentures are to be redeemed pursu-ant to Paragraph 5 thereof, the Trustee shall select the Debentures to be redeemed by lot or by such other method as the Trustee shall determine to be fair and appropriate and in such manner as complies with any applicable depository, legal and stock exchange requirements.

		The Trustee shall make the selection from the Debentures outstanding and not previously called for redemption and shall promptly notify the Company in writing of the Debentures selected for redemption and, in the case of any Debenture selected for partial redemption, the principal amount thereof to be redeemed. Debentures in denominations of $1,000 may be redeemed only in whole. The Trustee may select for redemption portions (equal to $1,000 or any integral multiple thereof) of the principal of Debentures that have denominations larger than $1,000. Provisions of this Indenture that apply to Debentures called for redemption also apply to portions of Debentures called for redemp-tion.

		SECTION III.4.  Notice of Redemption.

		At least 30 days but not more than 60 days before a Redemp-tion Date, the Company shall mail a notice of redemption by first class mail, postage prepaid, to the Trustee and each Holder whose Debentures are to be redeemed. At the Company's request, the Trustee shall give the notice of redemption in the Company's name and at the Company's ex-pense. Each notice for redemption shall identify the Debentures to be redeemed and shall state:

				(1)  the Redemption Date, and that the
Debentures called for redemption may not be converted after the fifth Business Day prior to the Redemption Date;

				(2)  the Redemption Price, including the amount
of accrued and unpaid interest to be paid upon such redemption;

				(3)  the name, address and telephone number of
the Paying Agent;

				(4)  that Debentures called for redemption must
be surrendered to the Paying Agent at the address specified in such notice to collect the Redemption Price;

				(5)  that, unless (a) the Company defaults in
its obligation to deposit Cash with the Paying Agent in accordance with Section 3.6 hereof or (b) such redemption payment is prohibited pursuant to Article XII hereof or otherwise, interest on Debentures called for redemption ceases to accrue on and after the Redemption Date and the only remaining right of the Holders of such Debentures is to receive payment of the Redemption Price, including accrued and unpaid interest to the Redemption Date, upon surrender to the Paying Agent of the Debentures called for redemp-tion and to be redeemed;

				(6)  if any Debenture is being redeemed in part,
the portion of the principal amount, equal to $1,000 or any inte-gral multiple thereof, of such Debenture to be redeemed and that, after the Redemption Date, and upon surrender of such Debenture, a new Debenture or Debentures in aggregate principal amount equal to the unredeemed portion thereof will be issued;

				(7)  if less than all the Debentures are to be
redeemed, the identification of the particular Debentures (or portion thereof) to be redeemed, as well as the aggregate prin-cipal amount of such Debentures to be redeemed and the aggregate principal amount of Debentures to be outstanding after such partial redemption;

				(8)  the CUSIP number of the Debentures to be
redeemed; and

				(9)  that the notice is being sent pursuant to
this Section 3.4 and pursuant to the redemption provisions of Paragraph 5 of the Debentures.

		SECTION III.5.  Effect of Notice of Redemption.

		Once notice of redemption is mailed in accordance with
Section 3.4, Debentures called for redemption become due and payable on the Redemption Date and at the Redemption Price, including accrued and unpaid interest to the Redemption Date. Upon surrender to the Trustee or Paying Agent, such Debentures called for redemption shall be paid at the Redemption Price, including interest, if any, accrued and unpaid to the Redemption Date; provided that if the Redemption Date is after a regular Record Date and on or prior to the corresponding Interest Pay-ment Date, the accrued interest shall be payable to the Holder of the redeemed Debentures registered on the relevant Record Date; and provided, further, that if a Redemption Date is a Legal Holiday, payment shall be made on the next succeeding Business Day and no interest shall accrue for the period from such Redemption Date to such succeeding Busi-ness Day.



		SECTION III.6.  Deposit of Redemption Price.

		On or prior to the Redemption Date, the Company shall depos-it with the Paying Agent (other than the Company or an Affiliate of the Company) Cash sufficient to pay the Redemption Price of, including accrued and unpaid interest on, all Debentures to be redeemed on such Redemption Date (other than Debentures or portions thereof called for redemption on that date that have been delivered by the Company to the Trustee for cancellation). The Paying Agent shall promptly return to the Company any Cash so deposited which is not required for that purpose upon the written request of the Company.

		If the Company complies with the preceding paragraph and the other provisions of this Article III and payment of the Debentures called for redemption is not prohibited under Article XII or otherwise, interest on the Debentures to be redeemed will cease to accrue on the applicable Redemption Date, whether or not such Debentures are presented for payment. Notwithstanding anything herein to the contrary, if any Debenture surrendered for redemption in the manner provided in the Debentures shall not be so paid upon surrender for redemption because of the failure of the Company to comply with the preceding paragraph, interest shall continue to accrue and be paid from the Redemption Date until such payment is made on the unpaid principal, and, to the extent lawful, on any interest not paid on such unpaid principal, in each case at the rate and in the manner provided in Section 4.1 hereof and the Debenture.

		SECTION III.7.  Debentures Redeemed in Part.

		Upon surrender of a Debenture that is to be redeemed in part, the Company shall execute and the Trustee shall authenticate and deliver to the Holder, without service charge to the Holder, a new Debenture or Debentures equal in principal amount to the unredeemed portion of the Debenture surrendered.

	ARTICLE IV

	COVENANTS

		SECTION IV.1.  Payment of Debentures.

		The Company shall pay the principal of and interest on the Debentures on the dates and in the manner provided in the Debentures.
An installment of principal of or interest on the Debentures shall be considered paid on the date it is due if the Trustee or Paying Agent (other than the Company or an Affiliate of the Company) holds for the benefit of the Holders, on or before 10:00 a.m. New York City time on that date, Cash deposited and designated for and sufficient to pay the installment.

		The Company shall pay interest on overdue principal and on overdue installments of interest at the rate specified in the Debentures compounded semi-annually, to the extent lawful.

		SECTION IV.2.  Maintenance of Office or Agency.

		The Company shall maintain in the Borough of Manhattan, The City of New York, an office or agency where Debentures may be presented or surrendered for payment, where Debentures may be surrendered for registration of transfer or exchange and for conversion and where notices and demands to or upon the Company in respect of the Debentures and this Indenture may be served. The Company shall give prompt written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the address of the Trustee set forth in Section 14.2.

		The Company may also from time to time designate one or more other offices or agencies where the Debentures may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; provided, however, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in the Borough of Manhattan, The City of New York, for such purposes. The Company shall give prompt written notice to the Trustee of any such designation or rescission and of any change in the location of any such other office or agency. The Company hereby initially designates the Corporate Trust Office of the Trustee as such office.

		SECTION IV.3.  Corporate Existence.

		Subject to Article V, the Company shall do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence and the corporate or other existence of each of its Subsidiaries in accordance with the respective organizational docu-ments of each of them and the rights (charter and statutory) and corporate franchises of the Company and each of its Subsidiaries; pro-vided, however, that the Company shall not be required to preserve, with respect to itself, any right or franchise, and with respect to any of its Subsidiaries, any such existence, right or franchise, if (a) the Board of Directors of the Company shall determine that the preservation thereof is no longer desirable in the conduct of the business of such entity and (b) the loss thereof is not disadvantageous in any material respect to the Holders.

		SECTION IV.4.  Payment of Taxes and Other Claims.

		Except with respect to immaterial items, the Company shall, and shall cause each of its Subsidiaries to, pay or discharge or cause to be paid or discharged, before the same shall become delinquent, (i) all taxes, assessments and governmental charges (including withholding taxes and any penalties, interest and additions to taxes) levied or im-posed upon the Company or any of its Subsidiaries or any of their re-spective properties and assets and (ii) all lawful claims, whether for labor, materials, supplies, services or anything else, which have become due and payable and which by law have or may become a Lien upon the property and assets of the Company or any of its Subsidiaries; provided, however, that neither the Company nor any Subsidiary shall be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings and for which disputed amounts adequate reserves have been established in accordance with GAAP.

		SECTION IV.5.  Maintenance of Properties and Insurance.

		The Company shall cause all material properties used or useful to the conduct of its business and the business of each of its Subsidiaries to be maintained and kept in good condition, repair and working order (reasonable wear and tear excepted) and supplied with all necessary equipment and shall cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in their reasonable judgment may be necessary, so that the business carried on in connection therewith may be properly conducted at all times; provided, however, that nothing in this Section 4.5 shall prevent the Company or any Subsidiary from discontinuing any operation or maintenance of any of such properties, or disposing of any of them, if such discontinuance or disposal is (a), in the judgment of the Board of Directors of the Company, desirable in the conduct of the business of such entity and (b) not disadvantageous in any material respect to the Holders.

		The Company shall provide, or cause to be provided, for itself and each of its Subsidiaries, insurance (including appropriate self-insurance) against loss or damage of the kinds that, in the reasonable, good faith opinion of the Company is adequate and appropri-ate for the conduct of the business of the Company and such Subsidiaries in a prudent manner, with (except for self-insurance) reputable insurers or with the government of the United States of America or an agency or instrumentality thereof, in such amounts, with such deductibles, and by such methods as shall be customary, in the reasonable, good faith opinion of the Company and adequate and appropriate for the conduct of the business of the Company and such Subsidiaries in a prudent manner for entities similarly situated in the industry, unless failure to provide such insurance (together with all other such failures) would not have a material adverse effect on the financial condition or results of operations of the Company or such Subsidiary.

		SECTION IV.6.  Compliance Certificate; Notice of Default.

			(a) The Company shall deliver to the Trustee within 120 days after the end of its fiscal year an Officers' Certificate complying with Section 314(a)(4) of the TIA and stating that a review of their activities and the activities of their Subsidiaries during the preceding fiscal year has been made under the supervision of the signing Officers with a view to determining whether the Company has kept, ob-served, performed and fulfilled their obligations under this Indenture and further stating, as to each such Officer signing such certificate, whether or not the signer knows of any failure by the Company or any Subsidiary of the Company to comply with any conditions or covenants in this Indenture and, if such signor does know of such a failure to com-ply, the certificate shall describe such failure with particularity.
The Officers' Certificate shall also notify the Trustee should the rele-vant fiscal year end on any date other than the current fiscal year end date.

			(b) The Company shall, so long as any of the Debe-ntures are outstanding, deliver to the Trustee, promptly upon becoming aware of any Default, Event of Default or fact which would prohibit the making of any payment to or by the Trustee in respect of the Debentures, an Officers' Certificate specifying such Default, Event of Default or fact and what action the Company is taking or proposes to take with respect thereto. The Trustee shall not be deemed to have knowledge of any Default, any Event of Default or any such fact unless one of its Trust Officers receives notice thereof from the Company or any of the Holders.

		SECTION IV.7.  Reports.

			(a) The Company shall deliver to the Trustee, within 15 days after it is required to file such with the SEC, copies of the annual and quarterly reports (or copies of such portions of any of the foregoing as the SEC may by rules and regulations prescribe) that the Company is required to file with the SEC pursuant to Section 13 or 15
(d) of the Exchange Act.

			(b) If the Company is required to furnish annual or quarterly reports to its stockholders pursuant to the Exchange Act, the Company shall cause any annual report furnished to its stockholders generally, and any quarterly or other financial reports furnished by it to its stockholders generally, to be filed with the Trustee and mailed to the Holders at their addresses appearing in the register of Securities maintained by the Registrar promptly.

		SECTION IV.8.  Limitation on Status as Investment Company.

		Neither the Company nor any of its Subsidiaries shall become an "investment company" (as that term is defined in the Investment
Company Act of 1940, as amended), or otherwise become subject to regula-tion under the Investment Company Act.

		SECTION IV.9.  Waiver of Stay, Extension or Usury Laws.

		The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law or any usury law or other law which would prohibit or for-give the Company from paying all or any portion of the principal of, premium of, or interest on the Debentures as contemplated herein, wher-ever enacted, now or at any time hereafter in force, or which may affect the covenants or the performance of this Indenture; and (to the extent that it may lawfully do so) the Company hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

	ARTICLE V

	SUCCESSOR CORPORATION

		SECTION V.1.  Limitation on Merger, Sale or Consolidation.

			(a) The Company shall not, directly or indirectly, consolidate with or merge with or into another Person or sell, lease, convey or transfer all or substantially all of its assets (computed on a consolidated basis), whether in a single transaction or a series of related transactions, to another Person or group of affiliated Persons, unless (i) either (a) in the case of a merger or consolidation, the Company is the surviving entity or (b) the resulting, surviving or transferee entity is a corporation organized under the laws of the United States, any state thereof or the District of Columbia and expressly assumes by supplemental indenture all of the obligations of the Company in connection with the Debentures and the Indenture; (ii) no Default or Event of Default shall exist or shall occur immediately before or after giving effect on a pro forma basis to such transaction;
and (iii) the Company has delivered to the Trustee an Officers' Certifi-cate and an Opinion of Counsel, each stating that such consolidation, merger or transfer and, if a supplemental indenture is required, such supplemental indenture comply with the Indenture and that all conditions precedent relating to such transactions have been satisfied.

			(b) For purposes of clause (a) of this Section 5.1, the sale, lease, conveyance, assignment, transfer, or other disposition of all or substantially all of the properties and assets of one or more Subsidiaries of the Company, which properties and assets, if held by the Company instead of such Subsidiaries, would constitute all or sub-stantially all of the properties and assets of the Company on a consoli-dated basis, shall be deemed to be the transfer of all or substantially all of the properties and assets of the Company.

		SECTION V.2.  Successor Corporation Substituted.

		Upon any consolidation or merger or any sale, lease, conveyance or transfer of all or substantially all of the assets of the Company in accordance with the foregoing, the successor corporation formed by such consolidation or into which the Company is merged or to which such sale, lease, conveyance or transfer is made, shall succeed to, and be substituted for, and may exercise every right and power of, the Company under the Indenture with the same effect as if such succes-sor corporation had been named therein as the Company, and when a successor corporation duly assumes all of the obligations of the Company pursuant hereto and pursuant to the Debentures, the predecessor shall be released from such obligations (except with respect to any obligations that arise from, or are related to, such transaction).

	ARTICLE VI

	EVENTS OF DEFAULT AND REMEDIES

		SECTION VI.1.  Events of Default.

"Event of Default," wherever used herein, means any one of the following events (whatever the reason for such Event of Default and whether it shall be caused voluntarily or involuntarily or effected, without limitation, by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

			(1) failure to pay any installment of interest upon the Debentures as and when the same becomes due and payable, or to perform any conversion of the Debentures required under this Indenture, and the continuance of such default for a period of 30 days, whether or not such payment is prohibited by Article XII;

			(2) failure to pay all or any part of the principal of or premium, if any, on the Debentures when and as the same be-comes due and payable at maturity, redemption, by acceleration or otherwise, including, without limitation, pursuant to any Repurchase Offer or otherwise, whether or not such payment is pro-hibited by Article XII;

			(3) failure by the Company to observe or perform any covenant, agreement or warranty contained in the Debentures or this Indenture (other than a default in the performance of any covenant, agreement or warranty which is specifically dealt with elsewhere in this Section 6.1), and continuance of such failure for a period of 60 days after there has been given, by registered or certified mail, to the Company by the Trustee, or to the Company and the Trustee by Holders of at least 25% in aggregate principal amount of the then outstanding Debentures, a written notice specifying such default or breach, requesting it to be remedied and stating that such notice is a "Notice of Default" hereunder;

			(4) a default under Indebtedness of the Company or any of its Subsidiaries with an aggregate principal amount in excess of $5,000,000.00 (a) resulting from the failure to pay principal at maturity or (b) as a result of which the maturity of such Indebtedness has been accelerated prior to its stated maturity;

			(5) a decree, judgment, or order by a court of compe-tent jurisdiction shall have been entered adjudging the Company or any of its Significant Subsidiaries as bankrupt or insolvent, or approving as properly filed a petition seeking reorganization of the Company or any of its Significant Subsidiaries under any bank-ruptcy or similar law, and such decree or order shall have con-tinued undischarged and unstayed for a period of 75 days; or a decree or order of a court of competent jurisdiction over the ap-pointment of a receiver, liquidator, trustee, or assignee in bank-ruptcy or insolvency of the Company, any of its Significant Sub-sidiaries, or of the property of any such Person, or for the winding up or liquidation of the affairs of any such Person, shall have been entered, and such decree, judgment, or order shall have remained in force undischarged and unstayed for a period of 75 days;

			(6) the Company or any of its Significant Subsidiar-ies shall institute proceedings to be adjudicated a voluntary bankrupt, or shall consent to the filing of a bankruptcy proceed-ing against it, or shall file a petition or answer or consent seeking reorganization under any bankruptcy or similar law or similar statute, or shall consent to the filing of any such peti-tion, or shall consent to the appointment of a Custodian, receiv-er, liquidator, trustee, or assignee in bankruptcy or insolvency of it or any of its assets or property, or shall make a general assignment for the benefit of creditors, or shall admit in writing its inability to pay its debts generally as they become due, or shall, within the meaning of any Bankruptcy Law, become insolvent, fail generally to pay its debts as they become due, or take any corporate action in furtherance of or to facilitate, conditionally or otherwise, any of the foregoing; or

			(7) final unsatisfied judgments not covered by insur-ance for the payment of money, or the issuance of any warrant of attachment against any portion of the property or assets of the Company or any of its Subsidiaries, aggregating in excess of $5,000,000.00 at any one time rendered against the Company or any of its Subsidiaries and not be stayed, bonded or discharged for a period (during which execution shall not be effectively stayed) of 75 days (or, in the case of any such final judgment which provides for payment over time, which shall so remain unstayed, unbonded or undischarged beyond any applicable payment date provided therein).

		Notwithstanding the 60-day period and notice requirement contained in Section 6.1(3) above, with respect to a default under
Article XI the 60-day period referred to in Section 6.1(3) shall be deemed to have begun as of the date the Repurchase Event notice is required to be sent in the event that the Company has not complied with the provisions of Section 11.1 and the Trustee or Holders of at least 25% in principal amount of the outstanding Debentures thereafter give the Notice of Default referred to in Section 6.1(3) to the Company and, if applicable, the Trustee; provided, however, that if the breach or default is a result of a default in the payment when due of the Repurchase Payment on the Repurchase Payment Date, such Event of Default shall be deemed, for purposes of this Section 6.1, to arise no later than on the Repurchase Payment Date .

		If a Default occurs and is continuing, the Trustee must, within 90 days after the occurrence of such default, give to the Holders notice of such Default.

		SECTION VI.2.  Acceleration of Maturity Date; Rescission and
Annulment.

		If an Event of Default (other than an Event of Default specified in Section 6.1(5) or (6) relating to the Company or any of its Subsidiaries) occurs and is continuing, then, and in every such case, unless the principal of all of the Debentures shall have already become due and payable, either the Trustee or the Holders of not less than 25% in aggregate principal amount of then outstanding Debentures, by a notice in writing to the Company (and to the Trustee if given by Holders) (an "Acceleration Notice"), may declare all of the principal of the Debentures (or the Repurchase Payment if the Event of Default includes failure to pay the Repurchase Payment), determined as set forth below, including in each case accrued interest thereon, to be due and payable immediately. In the event a declaration of acceleration resulting from an Event of Default described in Section 6.1(4) above has occurred and is continuing, such declaration of acceleration shall be automatically annulled if such default is cured or waived or the holders of the Indebtedness which is the subject of such default have rescinded their declaration of acceleration in respect of such Indebtedness within 60 days thereof and the Trustee has received written notice of such cure, waiver or rescission and no other Event of Default described in
Section 6.1(4) above has occurred that has not been cured or waived within 60 days of the declaration of such acceleration in respect of such Indebtedness. If an Event of Default specified in Section 6.1(5) or (6) relating to the Company or any Subsidiary occurs, all principal and accrued interest thereon will be immediately due and payable on all outstanding Debentures without any declaration or other act on the part of Trustee or the Holders.

		At any time after such a declaration of acceleration is made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter provided in this Article VI, the Holders of a majority in aggregate principal amount of then outstanding Debentures, by written notice to the Company and the Trustee, may rescind, on behalf of all Holders, any such declaration of acceleration if all Events of Default, other than the non-payment of the principal of, premium, if any, and interest on Debentures which have become due solely by such declaration of acceleration, have been cured or waived as provided in Section 6.12, including, if applicable, any Event of Default relating to the covenants contained in Section 11.1. Notwithstanding the previous sentence of this Section 6.2, no waiver shall be effective against any Holder for any Event of Default or event which with notice or lapse of time or both would be an Event of Default with respect to any covenant or provision which cannot be modified or amended without the consent of the Holder of each outstanding Debenture affected thereby, unless all such affected Holders agree, in writing, to waive such Event of Default or other event. No such waiver shall cure or waive any subsequent default or impair any right consequent thereon.

		SECTION VI.3. Collection of Indebtedness and Suits for En-forcement by Trustee.

		The Company covenants that if an Event of Default in payment of principal, premium, or interest specified in clause (1) or (2) of
Section 6.1 occurs and is continuing, the Company shall, upon demand of the Trustee, pay to it, for the benefit of the Holders of such Debentures, the whole amount then due and payable on such Debentures for principal, premium (if any) and interest, and, to the extent that payment of such interest shall be legally enforceable, interest on any overdue principal (and premium, if any) and on any overdue interest, at the rate borne by the Debentures, and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collec-tion, including compensation to, and expenses, disbursements and advanc-es of the Trustee, its agents and counsel.

		If the Company fails to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust in favor of the Holders, may institute a judicial proceeding for the collection of the sums so due and unpaid, may prosecute such proceeding to judgment or final decree and may enforce the same against the Company or any other obligor upon the Debentures and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Company or any other obligor upon the Debentures, wherever situated.

		If an Event of Default occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders by such appropriate judicial proceedings as the Trustee shall deem most effective to protect and enforce any such rights, whether for the specific enforcement of any covenant or agree-ment in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

		SECTION VI.4.  Trustee May File Proofs of Claim.

		In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Debentures or the property of the Company or of such other obligor or their creditors, the Trustee (irrespective of whether the principal of the Debentures shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment of overdue principal or interest) shall be entitled and empow-ered, by intervention in such proceeding or otherwise to take any and all actions under the TIA, including

			(1) to file and prove a claim for the whole amount of principal (and premium, if any) and interest owing and unpaid in respect of the Debentures and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee
(including any claim for the reasonable compensation, expenses, dis-bursements and advances of the Trustee, its agent and counsel) and of the Holders allowed in such judicial proceeding, and

			(2) to collect and receive any moneys or other property payable or deliverable on any such claims and to distribute the same;

and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 7.7.

		Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment, or composi-tion affecting the Debentures or the rights of any Holder thereof or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

		SECTION VI.5. Trustee May Enforce Claims Without Possession of the Debentures.

		All rights of action and claims under this Indenture or the Debentures may be prosecuted and enforced by the Trustee without the possession of any of the Debentures or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust in favor of the Holders, and any recovery of judgment shall, after provision for the payment of compensation to, and expenses, disburse-ments and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Debentures in respect of which such judgment has been recovered.

		SECTION VI.6.  Priorities.

		Any money collected by the Trustee pursuant to this Article VI shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of principal, premium (if any) or interest, upon presentation of the Debentures and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

		FIRST: To the Trustee in payment of all amounts due pursu-ant to Section 7.7;

		SECOND: To the Holders of Senior Debt of the Company to the extent provided in Article XII;

		THIRD: To the Holders in payment of the amounts then due and unpaid for principal of, premium (if any) and interest on, the Debentures in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such Debentures for principal, premium (if any) and interest, respectively; and

		FOURTH: To whomsoever may be lawfully entitled thereto, the remainder, if any.

		SECTION VI.7.  Limitation on Suits.

		No Holder of any Debenture shall have any right to order or direct the Trustee to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless

				(A)  such Holder has previously given written
notice to the Trustee of a continuing Event of Default;

				(B)  the Holders of not less than 25% in
principal amount of then outstanding Debentures shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

				(C)  such Holder or Holders have offered to the
Trustee reasonable security or indemnity against the costs, ex-penses and liabilities to be incurred or reasonably probable to be incurred in compliance with such request;

				(D)  the Trustee for 60 days after its receipt
of such notice, request and offer of indemnity has failed to institute any such proceeding; and

				(E)  no direction inconsistent with such written
request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of the outstanding
Debentures;

it being understood and intended that no one or more Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other Holders, or to obtain or to seek to obtain priority or preference over any other Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all the Holders.

		SECTION VI.8. Unconditional Right of Holders to Receive Principal, Premium and Interest.

		Notwithstanding any other provision of this Indenture, the Holder of any Debenture shall have the right, which is absolute and unconditional, to receive payment of the principal of, and premium (if any) and interest on, such Debenture when due (including, in the case of redemption, the Redemption Price on the applicable Redemption Date, and in the case of the Repurchase Payment, on the applicable Repurchase Payment Date) and to institute suit for the enforcement of any such pay-ment after such respective dates, and such rights shall not be impaired without the consent of such Holder.

		SECTION VI.9.  Rights and Remedies Cumulative.

		Except as otherwise provided with respect to the replacement or payment of mutilated, destroyed, lost or stolen Debentures in Section 2.7, no right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise.
The assertion or employment of any right or remedy hereunder, or other-wise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

		SECTION VI.10.  Delay or Omission Not Waiver.

		No delay or omission by the Trustee or by any Holder of any Debenture to exercise any right or remedy arising upon any Event of Default shall impair the exercise of any such right or remedy or consti-tute a waiver of any such Event of Default. Every right and remedy given by this Article VI or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

		SECTION VI.11.  Control by Holders.

		The Holder or Holders of a majority in aggregate principal amount of then outstanding Debentures shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred upon the Trustee, provided, that

			(1) such direction shall not be in conflict with any rule of law or with this Indenture,

			(2) the Trustee shall not determine that the action so directed would be unjustly prejudicial to the Holders not taking part in such direction, and

			(3) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direc-tion.

		SECTION VI.12.  Waiver of Past Default.

		Subject to Section 6.8, the Holder or Holders of not less than a majority in aggregate principal amount of the outstanding
Debentures may, on behalf of all Holders, prior to the declaration of the maturity of the Debentures, waive any past default hereunder and its consequences, except a default

				(A)  in the payment of the principal of,
premium, if any, or interest on, any Debenture as specified in clauses (1) and (2) of Section 6.01, or

				(B)  in respect of a covenant or provision
hereof which, under Article IX, cannot be modified or amended without the consent of the Holder of each outstanding Debenture affected.

		Upon any such waiver, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or impair the exercise of any right arising therefrom.

		SECTION VI.13.  Undertaking for Costs.

		All parties to this Indenture agree, and each Holder of any Debenture by his acceptance thereof shall be deemed to have agreed, that any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Indenture, or in any suit against the Trustee for any action taken, suffered or omitted to be taken by it as Trustee, the filing by any party litigant in such suit of an undertaking to pay the costs of such suit, and that such court may in its discretion assess reasonable costs, including reasonable attorneys' fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by such party litigant; but the provisions of this Section 6.13 shall not apply to any suit instituted by the Company, to any suit instituted by the Trustee, to any suit instituted by any Holder, or group of Holders, holding in the aggregate more than 10% in aggregate principal amount of the outstanding Debentures, or to any suit instituted by any Holder for enforcement of the payment of principal of, or premium (if any) or interest on, any Debenture on or after the respective Maturity Date expressed in such Debenture (including, in the case of redemption, on or after the Redemption Date).

		SECTION VI.14.  Restoration of Rights and Remedies.

		If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every case, subject to any determination in such proceeding, the Company, the Trustee and the Holders shall be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.

	ARTICLE VII

	TRUSTEE

		The Trustee hereby accepts the trust imposed upon it by this Indenture and covenants and agrees to perform the same, as herein expressed.

		SECTION VII.1.  Duties of Trustee.

			(a) If a Default or an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture and use the same degree of care and skill in their exercise as a prudent Person would exercise or use under the circumstances in the conduct of his own affairs.

			(b) Except during the continuance of a Default or an Event of Default:

			(1) The Trustee need perform only those duties as are specifically set forth in this Indenture and no others, and no covenants or obligations shall be implied in or read into this Indenture which are adverse to the Trustee.

			(2) In the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture.

			(c) The Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

			(1) This paragraph does not limit the effect of para-graph (b) of this Section 7.1.

			(2) The Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer, unless it is proved that the Trustee was negligent in ascertaining the pertinent facts.

			(3) The Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 6.11.

			(d) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or to take or omit to take any action under this Indenture or at the request, order or direction of the Holders or in the exercise of any of its rights or powers if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

			(e) Every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a), (b), (c), (d) and
(f) of this Section 7.1.

			(f) The Trustee shall not be liable for interest on any assets received by it except as the Trustee may agree in writing with the Company. Assets held in trust by the Trustee need not be segregated from other assets except to the extent required by law.

		SECTION VII.2.  Rights of Trustee.

		Subject to Section 7.1:

			(a) The Trustee may rely on any document believed by it to be genuine and to have been signed or presented by the proper
Person. The Trustee need not investigate any fact or matter stated in the document.

			(b) Before the Trustee acts or refrains from acting, it may consult with counsel and may require an Officers' Certificate or an Opinion of Counsel, which shall conform to Sections 14.4 and 14.5.
The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such certificate or advice of counsel.

			(c) The Trustee may act through its attorneys and agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

			(d) The Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers conferred upon it by this Indenture.

			(e) The Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, notice, request, direction, consent, order, bond, debenture, or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investiga-tion into such facts or matters as it may see fit.

			(f) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request, order or direction of any of the Holders, pursuant to the provisions of this Indenture, unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities which may be incurred therein or thereby.

			(g) Unless otherwise specifically provided for in this Indenture, any demand, request, direction as notice from the Company shall be sufficient if signed by an Officer of the Company.

			(h) The Trustee shall have no duty to inquire as to the performance of the Company's covenants in Article IV hereof. In addition, the Trustee shall not be deemed to have knowledge of any Default or Event of Default except (i) any Event of Default occurring pursuant to Sections 6.1(1), 6.1(2) and 5.1, or (ii) any Default or Event of Default of which the Trustee shall have received written notification or obtained actual knowledge.

		SECTION VII.3.  Individual Rights of Trustee.

		The Trustee in its individual or any other capacity may become the owner or pledgee of Debentures and may otherwise deal with the Company, any of its Subsidiaries, or their respective Affiliates with the same rights it would have if it were not Trustee. Any Agent may do the same with like rights. However, the Trustee must comply with Sections 7.10 and 7.11.

		SECTION VII.4.  Trustee's Disclaimer.

		The Trustee makes no representation as to the validity or adequacy of this Indenture or the Debentures and it shall not be ac-countable for the Company's use of the proceeds from the Debentures, and it shall not be responsible for any statement in the Debentures, other than the Trustee's certificate of authentication, or the use or applica-tion of any funds received by a Paying Agent other than the Trustee.

		SECTION VII.5.  Notice of Default.

		If a Default or an Event of Default occurs and is continuing and if it is known to the Trustee, the Trustee shall mail to each Securityholder notice of the uncured Default or Event of Default within 90 days after such Default or Event of Default occurs. Except in the case of a Default or an Event of Default in payment of principal (or premium, if any) of, or interest on, any Debenture (including the payment of the Repurchase Payment on the Repurchase Payment Date, and the payment of the Redemption Price on the Redemption Date), the Trustee may withhold the notice if and so long as a Trust Officer in good faith determines that withholding the notice is in the interest of the Securityholders.

		SECTION VII.6.  Reports by Trustee to Holders.

		On or about May 15 of each year, beginning with May 15, 1996, the Trustee shall, if required by law, mail to each Securityholder a brief report dated as of such date that complies with TIA 313(a).
The Trustee also shall comply with TIA  313(b) and 313(c).

		The Company shall promptly notify the Trustee in writing if the Debentures become listed on any stock exchange or automatic quota-tion system.

		A copy of each report at the time of its mailing to Securityholders shall be mailed to the Company and filed with the SEC and each stock exchange, if any, on which the Debentures are listed.

		SECTION VII.7.  Compensation and Indemnity.

		The Company agrees to pay to the Trustee from time to time reasonable compensation for its services. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an ex-press trust. The Company shall reimburse the Trustee upon request for all reasonable disbursements, expenses and advances incurred or made by it. Such expenses shall include the reasonable compensation, dis-bursements and expenses of the Trustee's agents, accountants, experts and counsel.

		The Company agrees to indemnify the Trustee (in its capacity as Trustee) and each of its officers, directors, attorneys-in-fact and agents for, and hold it harmless against, any claim, demand, expense (including but not limited to reasonable compensation, disbursements and expenses of the Trustee's agents and counsel), loss or liability in-curred by it without negligence or bad faith on its part, arising out of or in connection with the administration of this trust and its rights or duties hereunder including the reasonable costs and expenses of defend-ing itself against any claim or liability in connection with the exer-cise or performance of any of its powers or duties hereunder. The
Trustee shall notify the Company promptly of any claim asserted against the Trustee for which it may seek indemnity. The Company shall defend the claim and the Trustee shall provide reasonable cooperation at the Company's expense in the defense. The Trustee may have separate counsel and the Company shall pay the reasonable fees and expenses of such counsel; provided, that the Company will not be required to pay such fees and expenses if they assume the Trustee's defense and there is no conflict of interest between the Company and the Trustee in connection with such defense. The Company need not pay for any settlement made without its written consent. The Company need not reimburse any expense or indemnify against any loss or liability to the extent incurred by the Trustee through its negligence, bad faith or willful misconduct.

		To secure the Company's payment obligations in this Section 7.7, the Trustee shall have a lien prior to the Debentures on all assets held or collected by the Trustee, in its capacity as Trustee, except assets held in trust to pay principal and premium, if any, of or inter-est on particular Debentures.

		When the Trustee incurs expenses or renders services after an Event of Default specified in Section 6.1(5) or (6) occurs, the expenses and the compensation for the services are intended to constitute expenses of administration under any Bankruptcy Law.

		The Company's obligations under this Section 7.7 and any lien arising hereunder shall survive the resignation or removal of the Trustee, the discharge of the Company's obligations pursuant to Article VIII of this Indenture and any rejection or termination of this Inden-ture under any Bankruptcy Law.

		SECTION VII.8.  Replacement of Trustee.

		The Trustee may resign by so notifying the Company in writ-ing. The Holder or Holders of a majority in principal amount of the outstanding Debentures may remove the Trustee by so notifying the Company and the Trustee in writing and may appoint a successor trustee with the Company's consent. The Company may remove the Trustee if:

			(a)	the Trustee fails to comply with Section 7.10;

			(b)	the Trustee is adjudged bankrupt or insolvent;

			(c)	a receiver, Custodian, or other public officer
takes charge of the Trustee or its property; or

			(d)	the Trustee becomes incapable of acting.

		If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Company shall promptly appoint a successor Trustee. Within one year after the successor
Trustee takes office, the Holder or Holders of a majority in principal amount of the Debentures may appoint a successor Trustee to replace the successor Trustee appointed by the Company.

		A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company. Immediately after that and provided that all sums owing to the trustee provided for in Section 7.7 have been paid, the retiring Trustee shall transfer all property held by it as trustee to the successor Trustee, subject to the lien provided in Section 7.7, the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. A successor Trustee shall mail notice of its succession to each Holder.

		If a successor Trustee does not take office within 60 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Company or the Holder or Holders of at least 10% in principal amount of the outstanding Debentures may petition any court of competent juris-diction for the appointment of a successor Trustee.

		If the Trustee fails to comply with Section 7.10, any Securityholder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

		Notwithstanding replacement of the Trustee pursuant to this
Section 7.8, the Company's obligations under Section 7.7 shall continue for the benefit of the retiring Trustee.

		SECTION VII.9.  Successor Trustee by Merger, Etc.

		If the Trustee consolidates with, merges or converts into, or transfers all or substantially all of its corporate trust business to, another corporation, the resulting, surviving or transferee corporation without any further act shall, if such resulting, surviving or transferee corporation is otherwise eligible hereunder, be the successor Trustee.

		SECTION VII.10.  Eligibility; Disqualification.

		The Trustee shall at all times satisfy the requirements of TIA 310(a)(1), (2) and (5). The Trustee shall have a combined capital and surplus of at least $25,000,000 as set forth in its most recent pub-lished annual report of condition. The Trustee shall comply with TIA 310(b).

		SECTION VII.11.  Preferential Collection of Claims Against
Company.

		The Trustee shall comply with TIA 311(a), excluding any creditor relationship listed in TIA 311(b). A Trustee who has re-signed or been removed shall be subject to TIA 311(a) to the extent indicated.

	ARTICLE VIII

	SATISFACTION AND DISCHARGE

		SECTION VIII.1.  Satisfaction and Discharge of Indenture.

		The Company may terminate its obligations under this Indenture (subject to the provisions of this Article VIII) when it shall have delivered to the Trustee for cancellation all Debentures thereto-fore authenticated (other than any Debentures which shall have been destroyed, lost or stolen and which shall have been replaced or paid as provided in Article II hereof) and the following conditions shall be satisfied:

			(1) The Company has paid all sums payable under the Indenture; and

			(2) The Company shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel in the United States, each stating that all conditions precedent have been complied with as contemplated by this Section 8.1.

		SECTION VIII.2.  Repayment to the Company.

		Any money deposited with the Trustee or any Paying Agent, or then held by the Company, for the payment of the principal of, premium, if any, or interest on any Debenture and remaining unclaimed for two years after such principal, and premium, if any, or interest has become due and payable shall be paid to the Company on its request; and the Holder of such Debenture shall thereafter look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money shall thereupon cease; provided, however, that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in the New York Times and The Wall Street Journal
(national edition), notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such notification or publication, any unclaimed balance of such money then remaining will be repaid to the Company.

	ARTICLE IX

	AMENDMENTS, SUPPLEMENTS AND WAIVERS

		SECTION IX.1.  Supplemental Indentures Without Consent of
Holders.

		Without the consent of any Holder, the Company, when authorized by Board Resolutions, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental hereto, in form satisfactory to the Trustee, for any of the following purposes:

			(1)	to cure any ambiguity, defect, or inconsistency,
or to make any other provisions with respect to matters or questions arising under this Indenture which shall not be inconsistent with the provisions of this Indenture, provided, that such action pursuant to this clause (1) does not adversely affect the interests of any Holder in any respect;

			(2)	to create additional covenants of the Company
for the benefit of the Holders, or to surrender any right or power herein conferred upon the Company or to make any other change that does not adversely affect the rights of any Holder, provided, that the Comp-any has delivered to the Trustee an Opinion of Counsel stating that such change pursuant to this clause (2) does not adversely affect the rights of any Holder;

			(3)	to provide for collateral for or guarantors of
the Debentures;

			(4)	to evidence the succession of another Person to
the Company and the assumption by any such successor of the obligations of the Company herein and in the Debentures in accordance with Article
V; or

			(5)	to comply with the TIA.

		SECTION IX.2. Amendments, Supplemental Indentures and Waiv-ers with Consent of Holders.

		Subject to Section 6.8 and the last sentence of this paragraph, with the consent of the Holders of not less than a majority in aggregate principal amount of then outstanding Debentures, by written act of said Holders delivered to the Company and the Trustee, the Company, when authorized by Board Resolutions, and the Trustee may amend or supplement this Indenture or the Debentures or enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or the Debentures or of modifying in any manner the rights of the Holders under this Indenture or the Debentures. Subject to Section 6.8 and the last sentence of this paragraph, the Holder or Holders of not less than a majority in aggregate principal amount of then outstanding Debentures may, in writing, waive compliance by the Company with any provision of this Indenture or the Debentures. Notwithstanding any of the above, however, no such amendment, supplemental indenture or waiver shall, without the consent of the Holder of each outstanding Debenture affected thereby:

		(1)	reduce the percentage of principal amount of
Debentures whose Holders must consent to an amendment, supplement or waiver of any provision of this Indenture or the Debentures;

		(2)	reduce the rate or extend the time for payment of
interest on any Debenture;

		(3)	reduce the principal amount of any Debenture, or
reduce the Repurchase Payment or the Redemption Price;

		(4)	change the Stated Maturity of any Debenture;

		(5)	alter the redemption provisions of Article III or the
conversion provisions of Article XIII, in either case in a manner ad-verse to any Holder;

		(6)	make any changes in the provisions concerning waivers
of Defaults or Events of Default by Holders of the Debentures or the rights of Holders to recover the principal or premium of, interest on, or redemption payment with respect to, any Debenture, including without limitation any changes in Section 6.8, 6.12 or this third sentence of this Section 9.2; or

		(7)	make the principal of, or the interest on, any
Debenture payable with anything or in any manner other than as provided for in this Indenture (including changing the place of payment where, or the coin or currency in which, any Debenture or any premium or the interest thereon is payable) and the Debentures as in effect on the date hereof.

		It shall not be necessary for the consent of the Holders under this Section 9.2 to approve the particular form of any proposed amendment, supplement or waiver, but it shall be sufficient if such consent approves the substance thereof.

		After an amendment, supplement or waiver under this Section becomes effective, the Company shall mail to the Holders affected thereby a notice briefly describing the amendment, supplement or waiver. Any failure of the Company to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such supplemental indenture or waiver.

		After an amendment, supplement or waiver under this Section
9.2 or Section 9.4 becomes effective, it shall bind each Holder.

		In connection with any amendment, supplement or waiver under this Article IX, the Company may, but shall not be obligated to, offer to any Holder who consents to such amendment, supplement or waiver, or (at the option of the Company) to all Holders, consideration for consent to such amendment, supplement or waiver.

		SECTION IX.3.  Compliance with TIA.

		Every amendment, waiver or supplement of this Indenture or the Debentures shall comply with the TIA as then in effect.

		SECTION IX.4.  Revocation and Effect of Consents.

		Until an amendment, waiver or supplement becomes effective, a consent to it by a Holder is a continuing consent by the Holder and every subsequent Holder of a Debenture or portion of a Debenture that evidences the same debt as the consenting Holder's Debenture, even if notation of the consent is not made on any Debenture. However, any such Holder or subsequent Holder may revoke the consent as to his Debenture or portion of his Debenture by written notice to the Company or the Person designated by the Company as the Person to whom consents should be sent if such revocation is received by the Company or such Person before the date on which the Trustee receives an Officers' Certificate certifying that the Holders of the requisite principal amount of Debentures have consented (and not theretofore revoked such consent) to the amendment, supplement or waiver.

		The Company may, but shall not be obligated to, fix a record date for the purpose of determining the Holders entitled to consent to any amendment, supplement or waiver, which record date shall be the date so fixed by the Company notwithstanding the provisions of the TIA. If a record date is fixed, then notwithstanding the last sentence of the immediately preceding paragraph, those Persons who were Holders at such record date, and only those Persons (or their duly designated proxies), shall be entitled to revoke any consent previously given, whether or not such Persons continue to be Holders after such record date. No such consent shall be valid or effective for more than 90 days after such record date.

		After an amendment, supplement or waiver becomes effective, it shall bind every Securityholder, unless it makes a change described in any of clauses (1) through (8) of Section 9.2, in which case, the amendment, supplement or waiver shall bind only each Holder of a Debenture who has consented to it and every subsequent Holder of a Debenture or portion of a Debenture that evidences the same debt as the consenting Holder's Debenture; provided, that any such waiver shall not impair or affect the right of any Holder to receive payment of principal and premium of and interest on a Debenture, on or after the respective dates set for such amounts to become due and payable expressed in such Debenture, or to bring suit for the enforcement of any such payment on or after such respective dates.

		SECTION IX.5.  Notation on or Exchange of Debentures.

		If an amendment, supplement or waiver changes the terms of a Debenture, the Trustee may require the Holder of the Debenture to deliver it to the Trustee or require the Holder to put an appropriate notation on the Debenture. The Trustee may place an appropriate notation on the Debenture about the changed terms and return it to the Holder. Alternatively, if the Company or the Trustee so determines, the Company in exchange for the Debenture shall issue and the Trustee shall authenticate a new Debenture that reflects the changed terms. Any failure to make the appropriate notation or to issue a new Debenture shall not affect the validity of such amendment, supplement or waiver.

		SECTION IX.6.  Trustee to Sign Amendments, Etc.

		The Trustee shall execute any amendment, supplement or waiver authorized pursuant to this Article IX; provided, that the Trustee may, but shall not be obligated to, execute any such amendment, supplement or waiver which affects the Trustee's own rights, duties or immunities under this Indenture. The Trustee shall be entitled to receive, and shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of any amendment, supplement or waiver authorized pursuant to this Article IX is authorized or permitted by this Indenture.

	ARTICLE X

	MEETINGS OF SECURITYHOLDERS

		SECTION X.1.  Purposes for Which Meetings May Be Called.

		A meeting of Securityholders may be called at any time and from time to time pursuant to the provisions of this Article X for any of the following purposes:

			(a) to give any notice to the Company or to the Trustee, or to give any directions to the Trustee, or to waive or to consent to the waiving of any Default or Event of Default hereunder and its consequences, or to take any other action authorized to be taken by Securityholders pursuant to any of the provisions of Article VI;

			(b) to remove the Trustee or appoint a successor Trustee pursuant to the provisions of Article VII;

			(c) to consent to an amendment, supplement or waiver pursuant to the provisions of Section 9.2; or

			(d) to take any other action (i) authorized to be taken by or on behalf of the Holder or Holders of any specified aggregate principal amount of the Debentures under any other provision of this Indenture, or authorized or permitted by law or (ii) which the Trustee deems necessary or appropriate in connection with the adminis-tration of this Indenture.

		SECTION X.2.  Manner of Calling Meetings.

		The Trustee may at any time call a meeting of Securityholders to take any action specified in Section 10.1, to be held at such time and at such place in the City of New York, New York or elsewhere as the Trustee shall determine. Notice of every meeting of Securityholders, setting forth the time and place of such meeting and in general terms the action proposed to be taken at such meeting, shall be mailed by the Trustee, first-class postage prepaid, to the Company and to the Holders at their last addresses as they shall appear on the registration books of the Registrar, not less than 10 nor more than 60 days prior to the date fixed for a meeting.

		Any meeting of Securityholders shall be valid without notice if the Holders of all Debentures then outstanding are present in Person or by proxy, or if notice is waived before or after the meeting by the Holders of all Debentures outstanding, and if the Company and the Trustee are either present by duly authorized representatives or have, before or after the meeting, waived notice.

		SECTION X.3.  Call of Meetings by the Company or Holders.

		In case at any time the Company or the Holders of not less than 10% in aggregate principal amount of the Debentures then outstand-ing, shall have requested the Trustee to call a meeting of Securityholders to take any action specified in Section 10.1, by written request setting forth in reasonable detail the action proposed to be taken at the meeting, and the Trustee shall not have mailed the notice of such meeting within 20 days after receipt of such request, then the Company or the Holders of Debentures in the amount above specified may determine the time and place in The City of New York, New York or elsewhere for such meeting and may call such meeting for the purpose of taking such action, by mailing or causing to be mailed notice thereof as provided in Section 10.2, or by causing notice thereof to be published at least once in each of two successive calendar weeks (on any Business Day during such week) in a newspaper or newspapers printed in the English language, customarily published at least five days a week of a general circulation in The City of New York, State of New York, the first such publication to be not less than 10 nor more than 60 days prior to the date fixed for the meeting.

		SECTION X.4.  Who May Attend and Vote at Meetings.

		To be entitled to vote at any meeting of Securityholders, a Person shall (a) be a registered Holder of one or more Debentures, or
(b) be a Person appointed by an instrument in writing as proxy for the registered Holder or Holders of Debentures. The only Persons who shall be entitled to be present or to speak at any meeting of Securityholders shall be the Persons entitled to vote at such meeting and their counsel and any representatives of the Trustee and its counsel and any represen-tatives of the Company, and its counsel.

		SECTION X.5. Regulations May Be Made by Trustee; Conduct of the Meeting; Voting Rights; Adjournment.

		Notwithstanding any other provision of this Indenture, the Trustee may make such reasonable regulations as it may deem advisable for any action by or any meeting of Securityholders, in regard to proof of the holding of Debentures and of the appointment of proxies, and in regard to the appointment and duties of inspectors of votes, and submis-sion and examination of proxies, certificates and other evidence of the right to vote, and such other matters concerning the conduct of the meeting as it shall think appropriate. Such regulations may fix a record date and time for determining the Holders of record of Debentures entitled to vote at such meeting, in which case those and only those Persons who are Holders of Debentures at the record date and time so fixed, or their proxies, shall be entitled to vote at such meeting whether or not they shall be such Holders at the time of the meeting.

		The Trustee shall, by an instrument in writing, appoint a temporary chairman of the meeting, unless the meeting shall have been called by the Company or by Securityholders as provided in Section 10.3, in which case the Company or the Securityholders calling the meeting, as the case may be, shall in like manner appoint a temporary chairman. A permanent chairman and a permanent secretary of the meeting shall be elected by vote of the Holders of a majority in principal amount of the Debentures represented at the meeting and entitled to vote.

		At any meeting each Securityholder or proxy shall be enti-tled to one vote for each $1,000 principal amount of Debentures held or represented by him; provided, however, that no vote shall be cast or counted at any meeting in respect of any Debentures challenged as not outstanding and ruled by the chairman of the meeting to be not then out-standing. The chairman of the meeting shall have no right to vote other than by virtue of Debentures held by him or instruments in writing as aforesaid duly designating him as the proxy to vote on behalf of other Securityholders. Any meeting of Securityholders duly called pursuant to the provisions of Section 10.2 or Section 10.3 may be adjourned from time to time by vote of the Holder or Holders of a majority in aggregate principal amount of the Debentures represented at the meeting and entitled to vote, and the meeting may be held as so adjourned without further notice.

		SECTION X.6.  Voting at the Meeting and Record to Be Kept.

		The vote upon any resolution submitted to any meeting of Securityholders shall be by written ballots on which shall be subscribed the signatures of the Holders of Debentures or of their representatives by proxy and the principal amount of the Debentures voted by the ballot. The permanent chairman of the meeting shall appoint two inspectors of votes, who shall count all votes cast at the meeting for or against any resolution and who shall make and file with the secretary of the meeting their verified written reports in duplicate of all votes cast at the meeting. A record in duplicate of the proceedings of each meeting of Securityholders shall be prepared by the secretary of the meeting and there shall be attached to such record the original reports of the inspectors of votes on any vote by ballot taken thereat and affidavits by one or more Persons having knowledge of the facts, setting forth a copy of the notice of the meeting and showing that such notice was mailed as provided in Section 10.2 or published as provided in Section
10.3. The record shall be signed and verified by the affidavits of the permanent chairman and the secretary of the meeting and one of the duplicates shall be delivered to the Company and the other to the Trustee to be preserved by the Trustee, the latter to have attached thereto the ballots voted at the meeting.

		Any record so signed and verified shall be conclusive evi-dence of the matters therein stated.

		SECTION X.7.  Exercise of Rights of Trustee or
Securityholders May Not Be Hindered or Delayed by Call of Meeting.

		Nothing contained in this Article X shall be deemed or construed to authorize or permit, by reason of any call of a meeting of Securityholders or any rights expressly or impliedly conferred hereunder to make such call, any hindrance or delay in the exercise of any right or rights conferred upon or reserved to the Trustee or to the Securityholders under any of the provisions of this Indenture or of the Debentures.

	ARTICLE XI

	RIGHT TO REQUIRE REPURCHASE

		SECTION XI.1.  Repurchase of Debentures at Option of the
Holder.

			(a) In the event that a Repurchase Event occurs, each Holder shall have the right, at such Holder's option, pursuant to an irrevocable and unconditional offer by the Company and subject to the terms and conditions of this Indenture, to require the Company to repurchase all or any part of such Holder's Debentures (provided, that the principal amount of such Debentures must be $1,000 or an integral multiple thereof) on the date (the "Repurchase Payment Date") that is no later than 45 Business Days after the occurrence of such Repurchase
Event, at a cash price (the "Repurchase Payment") equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the Repur-chase Payment Date.

		A Repurchase Event will be deemed to have occurred at such time as (i) there is a Change of Control, or (ii) the Common Stock is not listed for trading on a United States national securities exchange or the Nasdaq National Market.

			(b) In the event that, pursuant to this Section 11.1, the Company shall be required to commence an offer to purchase
Debentures (a "Repurchase Offer"), the Company shall follow the procedures set forth in this Section 11.1 as follows:

			(1) the Repurchase Offer shall commence within 15 Business Days following the Repurchase Event;

			(2) the Repurchase Offer shall remain open for no fewer than 10 nor more than 20 Business Days, except to the extent that a longer period is required by applicable law, but in any case not more than 45 Business Days following commencement (the
"Repurchase Offer Period");

			(3) upon the expiration of a Repurchase Offer, the Company shall purchase all of the properly tendered Debentures at the Repurchase Payment, including accrued and unpaid interest to the Repurchase Payment Date;

			(4) if the Repurchase Payment Date is on or after an interest payment record date and on or before the related Interest
Payment Date, any accrued interest will be paid to the Person in whose name a Debenture is registered at the close of business on such record date, and no additional interest will be payable to Securityholders who tender Debentures pursuant to the Repurchase
Offer;

			(5) the Company shall provide the Trustee with notice of the Repurchase Offer at least 5 Business Days before the commencement of any Repurchase Offer; and

			(6) on or before the commencement of any Repurchase Offer, the Company or the Trustee (upon the request and at the expense of the Company) shall send, by first-class mail, a notice to each of the Securityholders, which (to the extent consistent with this Indenture) shall govern the terms of the Repurchase
Offer and shall state:

				(i)  that the Repurchase Offer is being made
pursuant to such notice and this Section 11.1 and that all Debe-ntures, or portions thereof, tendered will be accepted for payment;

				(ii)  the Repurchase Payment (including the
amount of accrued and unpaid interest), the Repurchase Payment
Date and the Repurchase Put Date (as defined below);

				(iii)  that any Debenture, or portion thereof,
not tendered or accepted for payment will continue to accrue interest;

				(iv)  that, unless the Company defaults in
depositing Cash with the Paying Agent in accordance with the last paragraph of this clause (b) or such payment is prevented pursuant to Article XII, any Debenture, or portion thereof, accepted for payment pursuant to the Repurchase Offer shall cease to accrue in-terest after the Repurchase Payment Date;

				(v)  that Holders electing to have a Debenture,
or portion thereof, purchased pursuant to a Repurchase Offer will be required to surrender the Debenture, with the form entitled
"Option of Holder to Elect Purchase" on the reverse of the Debenture completed, to the Paying Agent (which may not for purposes of this Section 11.1, notwithstanding anything in this Indenture to the contrary, be the Company or any Affiliate of the Company) at the address specified in the notice prior to the close of business on the earlier of (a) the third Business Day prior to the Repurchase Payment Date and (b) the third Business Day follow-ing the expiration of the Repurchase Offer (such earlier date being the "Repurchase Put Date");

				(vi)  that Holders will be entitled to withdraw
their election, in whole or in part, if the Paying Agent (which may not for purposes of this Section 11.1, notwithstanding anything in this Indenture to the contrary, be the Company or any Affiliate of the Company) receives, up to the close of business on the Repurchase Put Date, a telegram, telex, facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Debentures the Holder is withdrawing and a statement that such Holder is withdrawing his election to have such princi-pal amount of Debentures purchased; and

				(vii)  a brief description of the events
resulting in such Repurchase Event.

		Any such Repurchase Offer shall comply with all applicable provisions of Federal and state laws, including those regulating tender offers, if applicable, and any provisions of this Indenture which conflict with such laws shall be deemed to be superseded by the provisions of such laws.

		On or before the Repurchase Payment Date, the Company shall
(i) accept for payment Debentures or portions thereof properly tendered pursuant to the Repurchase Offer on or before the Repurchase Put Date,
(ii) deposit with the Paying Agent Cash sufficient to pay the Repurchase Payment (including accrued and unpaid interest) for all Debentures or portions thereof so tendered and (iii) deliver to the Trustee Debentures so accepted together with an Officers' Certificate listing the Debent-ures or portions thereof being purchased by the Company. The Paying
Agent shall on the Repurchase Payment Date mail to Holders of Debentures so accepted payment in an amount equal to the Repurchase Payment for such Debentures, and the Trustee shall promptly authenticate and mail or deliver to such Holders a new Debenture equal in principal amount to any unpurchased portion of the Debenture surrendered. Any Debentures not so accepted shall be promptly mailed or delivered by the Company to the Holder thereof.

	ARTICLE XII

	SUBORDINATION

		SECTION XII.1.  Debentures Subordinated to Senior Debt.

		The Company and each Holder, by its acceptance of Debent-ures, agree that (a) the payment of the principal of and interest on the Debentures and (b) any other payment in respect of the Debentures, including on account of the acquisition or redemption of the Debentures by the Company (including, without limitation, pursuant to Article XI) is subordinated, to the extent and in the manner provided in this
Article XII, to the prior payment in full of all Senior Debt of the Company, whether outstanding at the date of this Indenture or thereafter created, incurred, assumed or guaranteed, and that these subordination provisions are for the benefit of the holders of Senior Debt.

		This Article XII shall constitute a continuing offer to all Persons who, in reliance upon such provisions, become holders of, or continue to hold, Senior Debt, and such provisions are made for the benefit of the holders of Senior Debt, and such holders are made obligees hereunder and any one or more of them may enforce such provisions.

		SECTION XII.2. No Payment on Debentures in Certain Circum-stances.

			(a) No payment shall be made by the Company on ac-count of the principal of, premium, if any, or interest on the Debent-ures (including any repurchases of Debentures) for cash or property
(other than Junior Securities of the Company), or on account of the redemption provisions of the Debentures in the event of default in pay-ment of any principal of, premium, if any, or interest on any Senior
Debt of the Company when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise (a "Payment Default"), unless and until such Payment Default has been cured or waived or otherwise has ceased to exist.

			(b) In furtherance of the provisions of Section 12.1, in the event that, notwithstanding the foregoing provisions of this
Section 12.2, any payment or distribution of assets of the Company
(other than Junior Securities of the Company) shall be received by the Trustee or the Holders at a time when such payment or distribution was prohibited by the provisions of this Section 12.2, then, unless such payment or distribution is no longer prohibited by this Section 12.2, such payment or distribution (subject to the provisions of Section 12.7) shall be received and held in trust by the Trustee or such Holder or Paying Agent for the benefit of the holders of Senior Debt of the Company, and shall be paid or delivered by the Trustee or such Holders or such Paying Agent, as the case may be, to the holders of Senior Debt of the Company remaining unpaid or their representative or representa-tives, or to the trustee or trustees under any indenture pursuant to which any instruments evidencing such Senior Debt of the Company may have been issued, ratably, according to the aggregate amounts unpaid on account of such Senior Debt of the Company held or represented by each, for application to the payment of all Senior Debt in full after giving effect to all concurrent payments and distributions to or for the holders of such Senior Debt.

		SECTION XII.3. Debentures Subordinated to Prior Payment of All Senior Debt on Dissolution, Liquidation or Reorganization.

		Upon any distribution of assets of the Company or upon any dissolution, winding up, total or partial liquidation or reorganization of the Company, whether voluntary or involuntary, in bankruptcy, insol-vency, receivership or similar proceeding or upon assignment for the benefit of creditors:

			(a) the holders of all Senior Debt of the Company shall first be entitled to receive payments in full before the Holders are entitled to receive any payment on account of the principal of, premium, if any, and interest on the Debentures (other than Junior Secu-rities of the Company);

			(b) any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities (other than Junior Securities of the Company), to which the Holders or the Trustee on behalf of the Holders would be entitled, except for the provisions of this Article XII, shall be paid by the liquidating trustee or agent or other Person making such a payment or distribution directly to the holders of such Senior Debt or their repre-sentative, ratably according to the respective amounts of Senior Debt held or represented by each, to the extent necessary to make payment in full of all such Senior Debt remaining unpaid after giving effect to all concurrent payments and distributions to the holders of such Senior
Debt; and

			(c) in the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities (other than Junior Securities of the Company), shall be received by the Trustee or the Holders or any Paying Agent (or, if the Company or any Affiliate of the Company is acting as its own Paying Agent, money for any such payment or distribution shall be segregated or held in trust) on account of the principal of or interest on the Debentures before all Senior Debt of the Company is paid in full, such payment or distribution (subject to the provisions of Section 12.7) shall be received and held in trust by the Trustee or such Holder or Paying Agent for the benefit of the holders of such Senior Debt, or their respective representative, ratably according to the respective amounts of such Senior Debt held or represented by each, to the extent necessary to make payment as provided herein of all such Senior Debt remaining unpaid after giving effect to all concurrent payments and distributions and all provisions therefor to or for the holders of such Senior Debt, but only to the extent that as to any holder of such Senior Debt, as promptly as practical following notice from the Trustee to the holders of such Senior Debt that such prohibited payment has been received by the Trustee, Holder(s) or Paying Agent (or has been segregated as provided above), such holder (or a representative therefor) notifies the Trustee of the amounts then due and owing on such Senior Debt, if any, held by such holder and only the amounts specified in such notices to the Trustee shall be paid to the holders of such Senior Debt.

		SECTION XII.4. Securityholders to Be Subrogated to Rights of Holders of Senior Debt.

		Subject to the payment in full of all Senior Debt of the Company as provided herein, the Holders of Debentures shall be subro-gated to the rights of the holders of such Senior Debt to receive pay-ments or distributions of assets of the Company applicable to the Senior Debt until all amounts owing on the Debentures shall be paid in full, and for the purpose of such subrogation no such payments or distribu-tions to the holders of such Senior Debt by the Company, or by or on behalf of the Holders by virtue of this Article XII, which otherwise would have been made to the Holders shall, as between the Company and the Holders, be deemed to be payment by the Company or on account of such Senior Debt, it being understood that the provisions of this Arti-cle XII are and are intended solely for the purpose of defining the relative rights of the Holders, on the one hand, and the holders of such Senior Debt, on the other hand.

		If any payment or distribution to which the Holders would otherwise have been entitled but for the provisions of this Article XII shall have been applied, pursuant to the provisions of this Article XII, to the payment of amounts payable under Senior Debt of the Company, then the Holders shall be entitled to receive from the holders of such Senior Debt any payments or distributions received by such holders of Senior Debt in excess of the amount sufficient to pay all amounts payable under or in respect of such Senior Debt in full.

		SECTION XII.5.  Obligations of the Company Unconditional.

		Nothing contained in this Article XII or elsewhere in this Indenture or in the Debentures is intended to or shall impair, as between the Company and the Holders, the obligation of each such Person, which is absolute and unconditional, to pay to the Holders the principal of, premium, if any, and interest on the Debentures as and when the same shall become due and payable in accordance with their terms, or is in-tended to or shall affect the relative rights of the Holders and credi-tors of the Company other than the holders of the Senior Debt, nor shall anything herein or therein prevent the Trustee or any Holder from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this
Article XII, of the holders of Senior Debt in respect of cash, property or securities of the Company received upon the exercise of any such remedy. Notwithstanding anything to the contrary in this Article XII or elsewhere in this Indenture or in the Debentures, upon any distribution of assets of the Company referred to in this Article XII, the Trustee, subject to the provisions of Sections 7.1 and 7.2, and the Holders shall be entitled to rely upon any order or decree made by any court of competent jurisdiction in which such dissolution, winding up, liquida-tion or reorganization proceedings are pending, or a certificate of the liquidating trustee or agent or other Person making any distribution to the Trustee or to the Holders for the purpose of ascertaining the Per-sons entitled to participate in such distribution, the holders of the Senior Debt and other Indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article XII so long as such court has been apprised of the provisions of, or the order, decree or certificate makes reference to, the provisions of this Article XII. Nothing in this Section 12.5 shall apply to the claims of, or payments to, the Trustee under or pursuant to Section 7.7.

		SECTION XII.6. Trustee Entitled to Assume Payments Not Prohibited in Absence of Notice.

		The Trustee shall not at any time be charged with knowledge of the existence of any facts which would prohibit the making of any payment to or by the Trustee unless and until a Trust Officer of the Trustee or any Paying Agent shall have received, no later than one
Business Day prior to such payment, written notice thereof from the Company or from one or more holders of Senior Debt or from any represen-tative therefor and, prior to the receipt of any such written notice, the Trustee, subject to the provisions of Sections 7.1 and 7.2, shall be entitled in all respects conclusively to assume that no such fact exists.

		SECTION XII.7. Application by Trustee of Assets Deposited with It.

		Amounts deposited in trust with the Trustee pursuant to and in accordance with Article VIII shall be for the sole benefit of Securityholders and, to the extent allocated for the payment of Debent-ures, shall not be subject to the subordination provisions of this
Article XII. Otherwise, any deposit of assets with the Trustee or the Agent (whether or not in trust) for the payment of principal of or interest on any Debentures shall be subject to the provisions of Sec-tions 12.1, 12.2, 12.3 and 12.4; provided, that, if prior to one Busi-ness Day preceding the date on which by the terms of this Indenture any such assets may become distributable for any purpose (including without limitation, the payment of either principal of or interest on any Debe-nture) the Trustee or such Paying Agent shall not have received with respect to such assets the written notice provided for in Section 12.6, then the Trustee or such Paying Agent shall have full power and authority to receive such assets and to apply the same to the purpose for which they were received, and shall not be affected by any notice to the contrary which may be received by it on or after such date.

		SECTION XII.8. Subordination Rights Not Impaired by Acts or Omissions of the Company or Holders of Senior Debt.

		No right of any present or future holders of any Senior Debt to enforce subordination provisions contained in this Article XII shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms of this Indenture, regardless of any knowledge thereof which any such holder may have or be otherwise charged with. The hold-ers of Senior Debt may extend, renew, modify or amend the terms of the Senior Debt or any security therefor and release, sell or exchange such security and otherwise deal freely with the Company, all without affect-ing the liabilities and obligations of the parties to this Indenture or the Holders.

		SECTION XII.9. Securityholders Authorize Trustee to Effec-tuate Subordination of Debentures.

		Each Holder of the Debentures by his acceptance thereof authorizes and expressly directs the Trustee on his behalf to take such action as may be necessary or appropriate to effectuate the subordina-tion provisions contained in this Article XII and to protect the rights of the Holders pursuant to this Indenture, and appoints the Trustee his attorney-in-fact for such purpose, including, in the event of any dissolution, winding up, liquidation or reorganization of the Company (whether in bankruptcy, insolvency or receivership proceedings or upon an assignment for the benefit of creditors of the Company), the immedi-ate filing of a claim for the unpaid balance of his Debentures in the form required in said proceedings and cause said claim to be approved. If the Trustee does not file a proper claim or proof of debt in the form required in such proceeding prior to 30 days before the expiration of the time to file such claim or claims, then the holders of the Senior Debt or their representative are or is hereby authorized to have the right to file and are or is hereby authorized to file an appropriate claim for and on behalf of the Holders of said Debentures. Nothing herein contained shall be deemed to authorize the Trustee or the holders of Senior Debt or their representative to authorize or consent to or accept or adopt on behalf of any Securityholder any plan of reorga-nization, arrangement, adjustment or composition affecting the Debent-ures or the rights of any Holder thereof, or to authorize the Trustee or the holders of Senior Debt or their representative to vote in respect of the claim of any Securityholder in any such proceeding.

		SECTION XII.10.  Right of Trustee to Hold Senior Debt.

		The Trustee shall be entitled to all of the rights set forth in this Article XII in respect of any Senior Debt at any time held by it to the same extent as any other holder of Senior Debt, and nothing in this Indenture shall be construed to deprive the Trustee of any of its rights as such holder.

		SECTION XII.11.  Article XII Not to Prevent Events of
Default.

		The failure to make a payment on account of principal of, premium, if any, or interest on the Debentures by reason of any provi-sion of this Article XII shall not be construed as preventing the occurrence of a Default or an Event of Default under Section 6.1 or in any way prevent the Holders from exercising any right hereunder other than the right to receive payment on the Debentures.

		SECTION XII.12.  No Fiduciary Duty of Trustee to Holders of
Senior Debt.

		The Trustee shall not be deemed to owe any fiduciary duty to the holders of Senior Debt, and shall not be liable to any such holders (other than for its willful misconduct or negligence) if it shall in good faith mistakenly pay over or distribute to the Holders of Debent-ures or the Company or any other Person, cash, property or securities to which any holders of Senior Debt shall be entitled by virtue of this
Article XII or otherwise. Nothing in this Section 12.12 shall affect the obligation of any other such Person to hold such payment for the benefit of, and to pay such payment over to, the holders of Senior Debt or their representative.

	ARTICLE XIII

	CONVERSION OF DEBENTURES

		SECTION XIII.1.  Conversion Privilege.

		Subject to and upon compliance with the provisions of this
Article XIII, at the option of the Holder thereof, any Debenture may at any time be converted, in whole, or in part in multiples of $1,000 principal amount, into fully paid and non-assessable shares of Common Stock issuable upon conversion of the Debentures, at the conversion price in effect at the Date of Conversion (as hereinafter defined), until and including, but not after the close of business on the second Business Day prior to Stated Maturity, or unless such Debenture or some portion thereof shall have been called for redemption or delivered for repurchase prior to such date and no default is made in making due provision for the payment of the redemption price in accordance with the terms of this Indenture, in which case, with respect to such Debenture or portion thereof as has been so called or delivered, such Debenture or portion thereof may be so converted until and including, but not after, the close of business on the fifth Business Day prior to the Redemption Date or Repurchase Payment Date, as applicable, for such Debenture.

		SECTION XIII.2.  Exercise of Conversion Privilege.

		In order to exercise the conversion privilege, the Holder of any Debenture to be converted shall surrender such Debenture to the Company at any time during usual business hours at its office or agency maintained for the purpose as provided in this Indenture, accompanied by a fully executed written notice, in substantially the form set forth on the reverse of the Debenture, that the Holder elects to convert such Debenture or a stated portion thereof constituting a multiple of $1,000 principal amount, and, if such Debenture is surrendered for conversion during the period between the close of business on any Record Date and the opening of business on the next following Interest Payment Date and has not been called for redemption on a Redemption Date which occurs within such period, accompanied also by payment of an amount equal to the interest payable on such Interest Payment Date on the principal amount of the Debenture being surrendered for conversion, notwithstanding such conversion. The Holder of any Debenture at the close of business on a Record Date will be entitled to receive the interest payable on such Debenture on the corresponding Interest Payment Date notwithstanding the conversion thereof after such Record Date.
Such notice of conversion shall also state the name or names (with ad-dress) in which the certificate or certificates for shares of Common
Stock shall be issued. Debentures surrendered for conversion shall (if reasonably required by the Company or the Trustee) be duly endorsed by, or be accompanied by a written instrument or instruments of transfer in form satisfactory to the Company duly executed by, the Holder or his attorney duly authorized in writing. As promptly as practicable after the receipt of such notice and the surrender of such Debenture as aforesaid, the Company shall, subject to the provisions of Section 13.8 hereof, issue and deliver at such office or agency to such Holder, or on his written order, a certificate or certificates for the number of full shares of Common Stock issuable on such conversion of Debentures in accordance with the provisions of this Article XIII and Cash, as provided in Section 13.3 hereof, in respect of any fraction of a share of Common Stock otherwise issuable upon such conversion. Such conversion shall be deemed to have been effected immediately prior to the close of business on the date (herein called the "Date of Conversion") on which such Debenture shall have been surrendered as aforesaid, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become on the Date of Conversion the holder or holders of record of the shares represented thereby; provided, however, that any such surrender on any date when the stock transfer books of the Company shall be closed shall cause the person or persons in whose name or names the certificate or certificates for such shares are to be issued to be deemed to have become the recordholder or holders thereof for all pur-poses at the opening of business on the next succeeding day on which such stock transfer books are open but such conversion shall nevertheless be at the conversion price in effect at the close of business on the date when such Debenture shall have been so surrendered with the conversion notice. In the case of conversion of a portion, but less than all, of a Debenture, the Company shall as promptly as practicable execute, and the Trustee shall authenticate and deliver to the Holder thereof, at the expense of the Company, a Debenture or Debe-ntures in the aggregate principal amount of the unconverted portion of the Debenture surrendered. Except as otherwise expressly provided in this Indenture, no payment or adjustment shall be made for interest accrued on any Debenture (or portion thereof) converted or for dividends or distributions on any Common Stock issued upon conversion of any Debenture.

		SECTION XIII.3.  Fractional Interests.

		No fractions of shares or scrip representing fractions of shares shall be issued upon conversion of Debentures. If more than one Debenture shall be surrendered for conversion at one time by the same holder, the number of full shares which shall be issuable upon conversion thereof shall be computed on the basis of the aggregate principal amount of the Debentures so surrendered. If any fraction of a share of Common Stock would, except for the foregoing provisions of this
Section 13.3, be issuable on the conversion of any Debenture or Debentures, the Company shall make payment in lieu thereof in an amount of Cash equal to the value of such fraction computed on the basis of the last sale price of the Common Stock as reported on the Nasdaq National Market (or if not admitted to trading thereon, then on the principal na-tional securities exchange on which the Common Stock is listed or admitted to trading) on the last Trading Day prior to the Date of Conversion or if no such sale takes place on such day, the last sale price for such day shall be the average of the closing bid and asked prices regular way on the Nasdaq National Market (or if not admitted to trading thereon, on the principal national securities exchange on which the Common Stock is listed or admitted to trading) for such day (any such last sale price being hereinafter referred to as the "Last Sale Price"). If on such Trading Day the Common Stock is not quoted by any such organization, the fair value of such Common Stock on such day, as reasonably determined in good faith by the Board of Directors of the Company, shall be used.

		SECTION XIII.4.  Conversion Price.

		The conversion price per share of Common Stock issuable upon conversion of the Debentures shall initially be the Conversion Price set forth on the cover page of the Prospectus

		SECTION XIII.5.  Adjustment of Conversion Price.

		The conversion price (herein called the "Conversion Price") shall be subject to adjustment from time to time as follows:

			(a) In case the Company shall (l) make or pay a divi-dend or make a distribution in shares of Common Stock on any class of Capital Stock of the Company, (2) subdivide its outstanding shares of Common Stock into a greater number of shares or (3) combine or reclassify its outstanding shares of Common Stock into a smaller number of shares, the Conversion Price in effect immediately prior to such action shall be adjusted so that the holder of any Debenture thereafter surrendered for conversion shall be entitled to receive the number of shares of Common Stock which he would have owned immediately following such action had such Debenture been converted immediately prior thereto.
An adjustment made pursuant to this subsection (a) shall become effective immediately, except as provided in subsection (h) below, after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision or combination.

			(b) In case the Company shall issue rights, options or warrants to all holders of Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the then current market price per share of the Common Stock (as determined pursuant to subsection (f) below) on the record date men-tioned below, the Conversion Price shall be adjusted to a price, computed to the nearest cent, so that the same shall equal the price determined by multiplying:

				(i)  the Conversion Price in effect immediately
prior to the date of issuance of such rights or warrants by a fraction, of which

				(ii)  the numerator shall be (A) the number of
shares of Common Stock outstanding on the date of issuance of such rights, options or warrants, immediately prior to such issuance, plus (B) the number of shares which the aggregate offering price of the total number of shares so offered for subscription or pur-chase would purchase at such current market price (determined by multiplying such total number of shares by the exercise price of such rights, options or warrants and dividing the product so obtained by such current market price), and of which

				(iii)  the denominator shall be (A) the number
of shares of Common Stock outstanding on the date of issuance of such rights, options or warrants, immediately prior to such issu-ance, plus (B) the number of additional shares of Common Stock which are so offered for subscription or purchase.

		Such adjustment shall become effective immediately, except as provided in subsection (h) below, after the record date for the determination of holders entitled to receive such rights, options or warrants.

			(c) In case the Company or any subsidiary of the Company shall distribute to all holders of Common Stock, any of its as-sets, evidences of indebtedness, cash or securities other than Common Stock (other than (x) dividends or distributions exclusively in cash or (y) any dividend or distribution for which an adjustment is required to be made in accordance with subsection (b) above) then in each such case the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immedi-ately prior to the date of such distribution by a fraction of which the numerator shall be the then current market price per share of the Common Stock (determined as provided in subsection (f) below) on the record date mentioned below less the then fair market value (as reasonably determined in good faith by the Board of Directors of the Company) of the portion of the assets so distributed applicable to one share of Common Stock, and of which the denominator shall be such current market price per share of the Common Stock. Such adjustment shall become effective immediately, except as provided in subsection (h) below, after the record date for the determination of stockholders entitled to receive such distribution. Notwithstanding the foregoing, in the event that the fair market value of the assets, evidences of indebtedness or other securities so distributed applicable to one share of Common Stock equals or exceeds such current market price per share of Common Stock or such current market price exceeds such fair market value by less than $0.10 per share, the Conversion Price shall not be adjusted pursuant to this subsection (c) until such time as the cumulative amount of all such distributions exceeds $0.10 per share.

					(d)  In case the Company or any subsidiary
of the Company shall make any distribution consisting exclusively of cash (excluding any cash portion of distributions for which an adjustment is required to be made in accordance with (c) above, or cash distributed upon a merger or consolidation to which Section 13.6 ap-plies) to all holders of Common Stock in an aggregate amount that, com-bined together with (i) all other such all-cash distributions made within the then preceding 12 months in respect of which no adjustment has been made and (ii) any cash and the fair market value of other consideration paid or payable in respect of any tender offer by the Company or any of its subsidiaries for Common Stock (any such tender offer being referred to as an "Offer") concluded within the preceding 12 months in respect of which no adjustment has been made, exceeds 12.5% of the Company's market capitalization (defined as being the product of the then current market price of the Common Stock (determined as provided in subsection (e) below) times the number of shares of Common Stock then outstanding) on the record date of such distribution, in each such case the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immedi-ately prior to the date of such distribution by a fraction of which the numerator shall be the then current market price per share of the Common
Stock on such record date less the amount of the cash so distributed applicable to one share of Common Stock, and of which the denominator shall be such current market price per share of the Common Stock. Such adjustment shall become effective immediately, except as provided in subsection (g) below, after the record date for the determination of stockholders entitled to receive such distribution. Notwithstanding the foregoing, in the event that the cash so distributed applicable to one share of Common Stock equals or exceeds such current market price per share of Common Stock or such current market price exceeds such amount of cash by less than $0.10 per share, the Conversion Price shall not be adjusted pursuant to this subsection (d) until such time as the cumulative amount of all such cash distributions exceeds $0.10 per share.

			(e) For the purpose of any computation under subsec-tions (b), (c), and (d) above, the current market price per share of Common Stock on any date shall be deemed to be the average of the Last
Sale Prices of a share of Common Stock for the five consecutive Trading
Days selected by the Company commencing not more than 20 Trading Days before, and ending not later than, the earlier of the date in question and the date before the "`ex' date", with respect to the issuance, dis-tribution or Offer requiring such computation. If on any such Trading
Day the Common Stock is not quoted by any organization referred to in the definition of Last Sale Price in Section 13.3 hereof, the fair value of the Common Stock on such day, as reasonably determined in good faith by the Board of Directors of the Company, shall be used. For purposes of this paragraph, the term "`ex' date," when used with respect to any issuance, distribution or payments with respect to an Offer, means the first date on which the Common Stock trades regular way on the Nasdaq
Stock Market National Market (or if not listed or admitted to trading thereon, then on the principal national securities exchange on which the Common Stock is listed or admitted to trading) without the right to receive such issuance, distribution or Offer.

			(f) In addition the foregoing adjustments in subsections (a), (b), (c) and (d) above, the Company will be permitted to make such reductions in the Conversion Price as it considers to be advisable in order that any event treated for Federal income tax purposes as a dividend of stock or stock rights will not be taxable to the holders of the shares of Common Stock.

			(g) In any case in which this Section 13.5 shall re-quire that an adjustment (including by reason of the last sentence of subsection (a) or (c) above) be made immediately following a record date, the Company may elect to defer the effectiveness of such adjustment (but in no event until a date later than the effective time of the event giving rise to such adjustment), in which case the Company shall, with respect to any Debenture converted after such record date and on and before such adjustment shall have become effective (i) defer paying any Cash payment pursuant to Section 13.3 hereof or issuing to the Holder of such Debenture the number of shares of Common Stock and other capital stock of the Company (or other assets or securities) issu-able upon such conversion in excess of the number of shares of Common
Stock and other Capital Stock of the Company issuable thereupon only on the basis of the Conversion Price prior to adjustment, and (ii) not later than five Business Days after such adjustment shall have become effective, pay to such Holder the appropriate Cash payment pursuant to
Section 13.3 hereof and issue to such Holder the additional shares of Common Stock and other Capital Stock of the Company issuable on such conversion.

			(h) No adjustment in the Conversion Price shall be required unless such adjustment would require an increase or decrease of at least 1.0% of the Conversion Price; provided, that any adjustments which by reason of this subsection (i) are not required to be made shall be carried forward and taken into account in any subsequent adjustment.
All calculations under this Article XIII shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

			(i) Whenever the Conversion Price is adjusted as herein provided, the Company shall promptly (i) file with the Trustee and each conversion agent an Officers' Certificate setting forth the Conversion Price after such adjustment and setting forth a brief statement of the facts requiring such adjustment, which certificate shall be conclusive evidence of the correctness of such adjustment, and
(ii) mail or cause to be mailed a notice of such adjustment to each holder of Debentures at his address as the same appears on the registry books of the Company.

		SECTION XIII.6. Continuation of Conversion Privilege in Case of Reclassification, Change, Merger, Consolidation or Sale of Assets.

		If any of the following shall occur, namely: (a) any reclas-sification or change of outstanding shares of Common Stock issuable upon conversion of the Debentures (other than a change in par value, or from par value to no par value, or from no par value, to par value, or as a result of a subdivision or combination), (b) any consolidation or merger of the Company with or into any other Person, or the merger of any other Person with or into the Company (other than a merger which does not result in any reclassification, change, conversion, exchange or cancellation of outstanding shares of Common Stock) or (c) sale, transfer or conveyance of all or substantially all of the assets of the Company (computed on a consolidated basis), then the Company, or such successor or purchasing entity, as the case may be, shall, as a condi-tion precedent to such reclassification, change, consolidation, merger, sale or conveyance, execute and deliver to the Trustee a supplemental indenture providing that the Holder of each Debenture then outstanding shall have the right to convert such Debenture only into the kind and amount of shares of stock and other securities and property (including cash) receivable upon such reclassification, change, consolidation, merger, sale, transfer or conveyance by a holder of the number of shares of Common Stock issuable upon conversion of such Debenture immediately prior to such reclassification, change, consolidation, merger, sale, transfer or conveyance assuming such holder of Common Stock of the Company failed to exercise his rights of an election, if any, as to the kind or amount of securities, cash and other property receivable upon such reclassification, change, consolidation, merger, sale, transfer or conveyance (provided that if the kind or amount of securities, cash, and other property receivable upon such reclassification, change, consolida-tion, merger, sale, transfer or conveyance is not the same for each share of Common Stock of the Company held immediately prior to such re-classification, change, consolidation, merger, sale, transfer or conveyance in respect of which such rights of election shall not have been exercised ("non-electing share"), then for the purpose of this
Section 13.6 the kind and amount of securities, cash and other property receivable upon such reclassification, change, consolidation, merger, sale, transfer or conveyance by each non-electing share shall be deemed to be the kind and amount so receivable per share by a plurality of the non-electing shares). Such supplemental indenture shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article XIII. If, in the case of any such consolidation, merger, sale or conveyance, the stock or other securities and property (including cash) receivable thereupon by a holder of shares of Common Stock includes shares of stock or other securities and property (including cash) of a corporation other than the successor or purchasing corporation, as the case may be, in such consolidation, merger, sale or conveyance, then such supplemental indenture shall also be executed by such other corporation and shall contain such additional provisions to protect the interests of the hold-ers of the Debentures as the Board of Directors of the Company shall reasonably consider necessary by reason of the foregoing. The provisions of this Section 13.6 shall similarly apply to successive consolidations, mergers, sales or conveyances.

		Notice of the execution of each such supplemental indenture shall be mailed to each Holder of Debentures at his address as the same appears on the registry books of the Company.

		Neither the Trustee nor any conversion agent shall be under any responsibility to determine the correctness of any provisions contained in any such supplemental indenture relating either to the kind or amount of shares of stock or securities or property (including cash) receivable by holders of Debentures upon the conversion of their Debentures after any such reclassification, change, consolidation, merger, sale or conveyance or to any adjustment to be made with respect thereto, but, subject to the provisions of Article VIII hereof, may accept as conclusive evidence of the correctness of any such provisions, and shall be protected in relying upon, the Officers' Certificate (which the Company shall be obligated to file with the Trustee prior to the execution of any such supplemental indenture) with respect thereto.

		SECTION XIII.7.  Notice of Certain Events.

		In case:

		(a) the Company shall declare a dividend (or any other dis-tribution) payable to the holders of Common Stock (other than cash dividends); or

		(b) the Company shall authorize the granting to the holders of Common Stock of rights, warrants or options to subscribe for or pur-chase any shares of stock of any class or of any other rights; or

		(c) the Company shall authorize any reclassification or change of the Common Stock (including a subdivision or combination of its outstanding shares of Common Stock), or any consolidation or merger to which the Company is a party and for which approval of any stockhold-ers of the Company is required, or the sale or conveyance of all or sub-stantially all the property or business of the Company; or

		(d) there shall be proposed any voluntary or involuntary dissolution, liquidation or winding-up of the Company; or

		(e) the Company or any of its Subsidiaries shall complete an Offer;

then, the Company shall cause to be filed at the office or agency maintained for the purpose of conversion of the Debentures as provided in Section 3.2 hereof, and shall cause to be mailed to each holder of Debentures, at his address as it shall appear on the registry books of the Company, at least 20 days before the date hereinafter specified (or the earlier of the dates hereinafter specified, in the event that more than one date is specified), a notice stating the date on which (1) a record is expected to be taken for the purpose of such dividend, distribution, rights, warrants or options or Offer, or if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution, rights, warrants or options or to participate in such Offer are to be determined, or (2) such reclassification, change, consolidation, merger, sale, conveyance, dissolution, liquidation or winding-up is expected to become effective and the date, if any is to be fixed, as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, change, consolidation, merger, sale, conveyance, dissolution, liquidation or winding-up.

		SECTION XIII.8.  Taxes on Conversion.

		The Company will pay any and all documentary, stamp or similar taxes payable to the United States of America or any political subdivision or taxing authority thereof or therein in respect of the issue or delivery of shares of Common Stock on conversion of Debentures pursuant thereto; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the Holder of the Debentures to be converted and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Company the amount of any such tax or has established, to the satisfaction of the Company, that such tax has been paid. The Company extends no protection with re-spect to any other taxes imposed in connection with conversion of Debentures.

		SECTION XIII.9.  Company to Provide Stock.

		The Company shall reserve, free from pre-emptive rights, out of its authorized but unissued shares, sufficient shares to provide for the conversion of the Debentures from time to time as such Debentures are presented for conversion, provided, that nothing contained herein shall be construed to preclude the Company from satisfying its obli-gations in respect of the conversion of Debentures by delivery of repur-chased shares of Common Stock which are held in the treasury of the Company.

		If any shares of Common Stock to be reserved for the purpose of conversion of Debentures hereunder require registration with or approval of any governmental authority under any Federal or state law before such shares may be validly issued or delivered upon conversion, then the Company covenants that it will in good faith and as expedi-tiously as possible endeavor to secure such registration or approval, as the case may be, provided, however, that nothing in this Section 13.9 shall be deemed to limit in any way the obligations of the Company provided in this Article XIII.

		Before taking any action which would cause an adjustment reducing the Conversion Price below the then par value, if any, of the Common Stock, the Company will take all corporate action which may, in the Opinion of Counsel, be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of Common Stock at such adjusted Conversion Price.

		The Company covenants that all shares of Common Stock which may be issued upon conversion of Debentures will upon issue be fully paid and non-assessable by the Company and free of preemptive rights.

		SECTION XIII.10.  Disclaimer of Responsibility for Certain
Matters.

		Neither the Trustee nor any agent of the Trustee shall at any time be under any duty or responsibility to any holder of Debentures to determine whether any facts exist which may require any adjustment of the Conversion Price, or with respect to the Officers' Certificate referred to in Section 13.5 hereof, or with respect to the nature or extent of any such adjustment when made, or with respect to the method employed, or herein or in any supplemental indenture provided to be employed, in making the same. Neither the Trustee nor any agent of the Trustee shall be accountable with respect to the validity or value (or the kind or amount) of any shares of Common Stock, or of any securities or property (including cash), which may at any time be issued or deliv-ered upon the conversion of any Debenture; and neither the Trustee nor any conversion agent makes any representation with respect thereto. Neither the Trustee nor any agent of the Trustee shall be responsible for any failure of the Company to issue, register the transfer of or deliver any shares of Common Stock or stock certificates or other secu-rities or property (including cash) upon the surrender of any Debenture for the purpose of conversion or, subject to Article VIII hereof, to comply with any of the covenants of the Company contained in this
Article XIII.

		SECTION XIII.11. Return of Funds Deposited for Redemption of Converted Debentures.

		Any funds which at any time shall have been deposited by the Company or on its behalf with the Trustee or any other Paying Agent for the purpose of paying the principal of and interest on any of the Debentures and which shall not be required for such purposes because of the conversion of such Debentures, as provided in this Article XIII, shall after such conversion be repaid to the Company by the Trustee or such other Paying Agent.


	ARTICLE XIV

	MISCELLANEOUS

		SECTION XIV.1.  TIA Controls.

		If any provision of this Indenture limits, qualifies, or conflicts with the duties imposed by operation of the TIA, the imposed duties, upon qualification of this Indenture under the TIA, shall control.

		SECTION XIV.2.  Notices.

		Any notices or other communications to the Company or the Trustee required or permitted hereunder shall be in writing, and shall be sufficiently given if made by hand delivery, by telex, by telecopier or registered or certified mail, postage prepaid, return receipt re-quested, addressed as follows:

if to the Company:

American Travellers Corporation
3220 Tillman Drive
Bensalem, Pennsylvania  19020
Attention:  John A. Powell, Chairman of the Board
	      and President
Telecopy: (215) 441-7711

if to the Trustee:

American Bank, National Association
101 Fifth Street
St. Paul, Minnesota  55101-1860
Attention:  Frank P. Leslie III, Vice President
Telecopy:  (612) 229-6415

		Any party by notice to each other party may designate additional or different addresses as shall be furnished in writing by such party. Any notice or communication to any party shall be deemed to have been given or made as of the date so delivered, if personally delivered; when answered back, if telexed; when receipt is acknowledged, if telecopied; and five Business Days after mailing if sent by registered or certified mail, postage prepaid (except that a notice of change of address shall not be deemed to have been given until actually received by the addressee).

		Any notice or communication mailed to a Securityholder shall be mailed to him by first class mail or other equivalent means at his address as it appears on the registration books of the Registrar and shall be sufficiently given to him if so mailed within the time prescribed.

		Failure to mail a notice or communication to a Security-holder or any defect in it shall not affect its sufficiency with respect to other Securityholders. If a notice or communication is mailed in the manner provided above, it is duly given, whether or not the addressee receives it.

		SECTION XIV.3.  Communications by Holders with Other
Holders.

		Securityholders may communicate pursuant to TIA 312(b) with other Securityholders with respect to their rights under this Indenture or the Debentures. The Company, the Trustee, the
Registrar and any other Person shall have the protection of TIA
312(c).

		SECTION XIV.4.  Certificate and Opinion as to Conditions
Precedent.

		Upon any request or application by the Company to the Trustee to take any action under this Indenture, such Person shall furnish to the Trustee:

			(1) an Officers' Certificate (in form and sub-stance reasonably satisfactory to the Trustee) stating that, in the opinion of the signers, all conditions precedent, if any, provided for in this Indenture relating to the proposed action have been complied with; and

			(2) an Opinion of Counsel (in form and substance reasonably satisfactory to the Trustee) stating that, in the opinion of such counsel, all such conditions precedent have been complied with.

		SECTION XIV.5.  Statements Required in Certificate or
Opinion.

		Each certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture shall include:

			(1)  a statement that the Person making such
certificate or opinion has read such covenant or condition;

			(2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

			(3) a statement that, in the opinion of such Person, he has made such examination or investigation as is neces-sary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

			(4) a statement as to whether or not, in the opinion of each such Person, such condition or covenant has been complied with; provided, however, that with respect to matters of fact an Opinion of Counsel may rely on an Officers' Certificate or certificates of public officials.

		SECTION XIV.6.  Rules by Trustee, Paying Agent,
Registrar.

		The Trustee may make reasonable rules for action by or at a meeting of Securityholders. The Paying Agent or Registrar may make reasonable rules for its functions.

		SECTION XIV.7.  Legal Holidays.

		A "Legal Holiday" is a Saturday, a Sunday or a day on which banking institutions in New York, New York are authorized or obligated by law or executive order to close. If a payment date is a Legal Holiday at such place, payment may be made at such place on the next succeeding day that is not a Legal Holiday, and no interest shall accrue for the intervening period.

		SECTION XIV.8.  Governing Law.

		THIS INDENTURE AND THE DEBENTURES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK,
AS APPLIED TO CONTRACTS MADE AND PERFORMED WITHIN THE STATE OF NEW YORK. THE COMPANY HEREBY IRREVOCABLY SUBMITS TO THE JURISDICTION OF ANY NEW YORK STATE COURT SITTING IN THE BOROUGH OF MANHATTAN IN THE CITY OF NEW YORK OR ANY FEDERAL COURT SITTING IN THE BOROUGH OF MANHATTAN IN THE CITY OF NEW YORK IN RESPECT OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS INDENTURE AND THE DEBENTURES, AND IRREVOCABLY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, JURISDICTION OF THE
AFORESAID COURTS. THE COMPANY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT IT MAY EFFECTIVELY DO SO UNDER APPLICABLE LAW, ANY OBJECTION WHICH THEY MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF
ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT AND
ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY
SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.  NOTHING
HEREIN SHALL AFFECT THE RIGHT OF THE TRUSTEE OR ANY SECURITYHOLDER
TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR TO COMMENCE LEGAL PROCEEDINGS OR OTHERWISE PROCEED AGAINST THE COMPANY IN ANY OTHER JURISDICTION.

		SECTION XIV.9.  No Adverse Interpretation of Other
Agreements.

		This Indenture may not be used to interpret another indenture, loan or debt agreement of the Company or any of their respective Subsidiaries. Any such indenture, loan or debt agreement may not be used to interpret this Indenture.

		SECTION XIV.10.  No Recourse Against Others.

		No direct or indirect partner, employee, stockholder, director or officer, as such, past or future of the Company, shall have any personal liability in respect of the obligations of the Company under the Debentures or this Indenture by reason of his or its status as such partner, stockholder, employee, director or officer. Each Securityholder by accepting a Debenture waives and releases all such liability. Such waiver and release are part of the consideration for the issuance of the Debentures.

		SECTION XIV.11.  Successors.

		All agreements of the Company in this Indenture and the Debentures shall bind its successor. All agreements of the Trustee in this Indenture shall bind its successor.

		SECTION XIV.12.  Duplicate Originals.

		All parties may sign any number of copies or counter-parts of this Indenture. Each signed copy or counterpart shall be an original, but all of them together shall represent the same agreement.

		SECTION XIV.13.  Severability.

		In case any one or more of the provisions in this Inden-ture or in the Debentures shall be held invalid, illegal or unenforceable, in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions shall not in any way be affected or im-paired thereby, it being intended that all of the provisions hereof shall be enforceable to the full extent permitted by law.

		SECTION XIV.14.  Table of Contents, Headings, Etc.

		The Table of Contents, Cross-Reference Table and head-ings of the Articles and the Sections of this Indenture have been inserted for convenience of reference only, are not to be considered a part hereof and shall in no way modify or restrict any of the
terms or provisions hereof.	SIGNATURES

		IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed as of the date first written above.

				AMERICAN TRAVELLERS CORPORATION,
				a Pennsylvania corporation

[Seal]

				By:
				     John A. Powell
				     Chairman of the Board
					  and President


Attest:
	  Susan Mankowski
	  Secretary


				AMERICAN BANK, NATIONAL ASSOCIATION,
				as Trustee



				By:
    				     Name:
    				     Title:



				By:
    				     Name:
    				     Title:






























Exhibit 4 (d)
Specimen Debenture Certificate

	[FORM OF DEBENTURE]

	AMERICAN TRAVELLERS CORPORATION

	6.5% CONVERTIBLE SUBORDINATED DEBENTURE
	DUE OCTOBER 1, 2005


No.          	CUSIP No. 030290 AA 8

	$ _______

		American Travellers Corporation, a Pennsylvania corporation (hereinafter called the "Company," which term includes any successors under the Indenture hereinafter referred to), for value received, hereby promises to pay to __________, or registered assigns, the principal sum of $_____ Dollars, on October 1, 2005.

		Interest Payment Dates:  April 1 and October 1, commencing
April 1, 1996.

		Record Dates:  March 15 and September 15.

		Reference is made to the further provisions of this Debenture on the reverse side, which will, for all purposes, have the same effect as if set forth at this place.

		IN WITNESS WHEREOF, the Company has caused this Instrument to be duly executed under its corporate seal.

Dated:  ____________

					AMERICAN TRAVELLERS CORPORATION, a
					     Pennsylvania corporation
[Seal]


					By:
					    John A. Powell
					    Chairman of the Board
						 and President


Attest:
	   Susan Mankowski
	   Secretary

	[FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION]

		This is one of the Debentures described in the within-men-tioned Indenture.

				    AMERICAN BANK, NATIONAL ASSOCIATION
				    as Trustee



Dated:			    By
    				         Authorized Signatory



	AMERICAN TRAVELLERS CORPORATION


	6.5% Convertible Subordinated Debenture
	due October 1, 2005


1.	Interest.

		American Travellers Corporation, a Pennsylvania corporation (hereinafter called the "Company," which term includes any successors under the Indenture hereinafter referred to), promises to pay interest on the principal amount of this Debenture at the rate of 6.5% per annum.
To the extent it is lawful, the Company promises to pay interest on any interest payment due but unpaid on such principal amount at a rate of 6.5% per annum compounded semi-annually.

		The Company will pay interest semi-annually on April 1 and October 1 of each year (each, an "Interest Payment Date"), commencing April 1, 1996. Interest on the Debentures will accrue from the most recent date to which interest has been paid or, if no interest has been paid on the Debentures, from September 22, 1995. Interest will be com-puted on the basis of a 360-day year consisting of twelve 30-day months.

2.	Method of Payment.

		The Company shall pay interest on the Debentures (except defaulted interest) to the Persons who are the registered Holders at the close of business on the Record Date immediately preceding the Interest Payment Date. Holders must surrender Debentures to a Paying Agent to collect principal payments. Any such interest not so punctually paid, and defaulted interest relating thereto, may be paid to the Persons who are registered Holders at the close of business on a Special Record Date for the payment of such defaulted interest, as more fully provided in the Indenture referred to below. Except as provided below, the Company shall pay principal and interest in such coin or currency of the United States of America as at the time of payment shall be legal tender for payment of public and private debts ("U.S. Legal Tender"). However, the Company may pay principal and interest by wire transfer of Federal funds, or interest by its check payable in such U.S. Legal Tender. The Company may deliver any such interest payment to the Paying Agent or the Company may mail any such interest payment to a Holder at the Holder's registered address.

3.	Paying Agent and Registrar.

		Initially, American Bank, National Association (the "Trust-ee") will act as Paying Agent and Registrar. The Company may change any Paying Agent, Registrar or co-Registrar without notice to the Holders.
The Company or any of its Subsidiaries may, subject to certain excep-tions, act as Paying Agent, Registrar or co-Registrar.
4.	Indenture.

		The Company issued the Debentures under an Indenture, dated as of September 15, 1995 (the "Indenture"), between the Company and the Trustee. Capitalized terms herein are used as defined in the Indenture unless otherwise defined herein. The terms of the Debentures include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act, as in effect on the date of the Indenture. The Debentures are subject to all such terms, and Holders of Debentures are referred to the Indenture and said Act for a statement of them. The Debentures are general unsecured obligations of the Company limited in aggregate principal amount to $90,000,000 ($103,500,000 if the underwriters exercise their over-allotment option in full).

5.	Redemption.

		The Debentures may be redeemed in whole or from time to time in part at any time on and after October 9, 1998, at the option of the Company, at the following Redemption Prices (expressed as percentages of the principal amount) if redeemed during the 12-month period commencing October 9 of the years indicated below, in each case together with any accrued but unpaid interest thereon to the Redemption Date:

Year				Percentage

1998 . . . . . . . . . 		  103.25%
1999 . . . . . . . . . 		  102.17%
2000 . . . . . . . . . 		  101.08%
2001 and thereafter.   	  100.00%



		The Debentures will not be subject to any sinking fund. Any such redemption will comply with Article III of the Indenture.

6.	Notice of Redemption.

		Notice of redemption will be sent by first class mail, at least 30 days and not more than 60 days prior to the Redemption Date to the Holder of each Debenture to be redeemed at such Holder's last ad-dress as then shown upon the registry books of the Registrar. Debent-ures may be redeemed in part in multiples of $1,000 only.

		Except as set forth in the Indenture, from and after any Redemption Date, if monies for the redemption of the Debentures called for redemption shall have been deposited with the Paying Agent on such Redemption Date and payment of the Debentures called for redemption is not prohibited under Article XII of the Indenture, the Debentures called for redemption will cease to bear interest and the only right of the Holders of such Debentures will be to receive payment of the Redemption Price, plus any accrued and unpaid interest to the Redemption Date.

7.	Denominations; Transfer; Exchange.

		The Debentures are in registered form, without coupons, in denominations of $1,000 and integral multiples of $1,000. A Holder may register the transfer of, or exchange Debentures in accordance with, the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay any taxes and fees required by law or permitted by the Indenture. The Registrar need not register the transfer of or exchange any Debentures selected for redemption.

8.	Persons Deemed Owners.

		The registered Holder of a Debenture may be treated as the owner of it for all purposes.

9.	Unclaimed Money.

		If money for the payment of principal or interest remains unclaimed for two years, the Trustee and the Paying Agent(s) will pay the money back to the Company at its written request. After that, all liability of the Trustee and such Paying Agent(s) with respect to such money shall cease.

10.	Amendment; Supplement; Waiver.

		Subject to certain exceptions, the Indenture or the Debent-ures may be amended or supplemented, and any existing Default or Event of Default or compliance with any provision may be waived, with the written consent of the Holders of a majority in aggregate principal amount of the Debentures then outstanding. Without notice to or consent of any Holder, the parties thereto may amend or supplement the Indenture or the Debentures to, among other things, cure any ambiguity, defect or inconsistency, or make any other change that does not adversely affect the rights of any Holder of a Debenture.

11.	Conversion Rights.

		Subject to the provisions of the Indenture, the Holders have the right to convert the principal amount of the Debentures into fully paid and nonassessable shares of Common Stock of the Company at the initial conversion price per share of Common Stock of 22.75 (equivalent to a conversion rate of 43.96 shares per $1000 principal amount of Debentures), or at the adjusted conversion price then in effect, if adjustment has been made as provided in the Indenture, upon surrender of the Debenture to the Company, together with a fully executed notice in substantially the form attached hereto and, if required by the Indenture, an amount equal to accrued interest payable on such Debent-ure.

12.	Ranking.

		Payment of principal, premium, if any, and interest on the Debentures is subordinated, in the manner and to the extent set forth in the Indenture, to the prior payment in full of all Senior Debt.

13.	Repurchase at Option of Holder.

		If there is a Repurchase Event, the Company shall be re-quired to offer to purchase on the Repurchase Payment Date all outstanding Debentures at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the Repurchase Payment Date. Holders of Debentures will receive a Repurchase Offer from the Company prior to any related Repurchase Pay-ment Date and may elect to have such Debentures purchased by completing the form entitled "Option of Holder to Elect Purchase" appearing below.

14.	Successors.

		When a successor assumes all the obligations of its prede-cessor under the Debentures and the Indenture, the predecessor will be released from those obligations.

15.	Defaults and Remedies.

		If an Event of Default occurs and is continuing (other than as Event of Default relating to certain events of bankruptcy, insolvency or reorganization), then in every such case, unless the principal of all of the Debentures shall have already become due and payable, either the Trustee or the Holders of 25% in aggregate principal amount of Debent-ures then outstanding may declare all the Debentures to be due and pay-able immediately in the manner and with the effect provided in the Indenture. Holders of Debentures may not enforce the Indenture or the Debentures except as provided in the Indenture. The Trustee may require indemnity satisfactory to it before it enforces the Indenture or the Debentures. Subject to certain limitations, Holders of a majority in aggregate principal amount of the Debentures then outstanding may direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders of Debentures notice of any continuing Default or Event of Default (except a Default in payment of principal or interest), if it determines that withholding notice is in their interest.

16.  Trustee Dealings with Company.

		The Trustee under the Indenture, in its individual or any other capacity, may make loans to, accept deposits from, and perform services for the Company or its Affiliates, and may otherwise deal with the Company or its Affiliates as if it were not the Trustee.

17.	No Recourse Against Others.

		No stockholder, director, officer or employee, as such, past, present or future, of the Company or any successor corporation shall have any personal liability in respect of the obligations of the Company under the Debentures or the Indenture by reason of his or its status as such stockholder, director, officer or employee. Each Holder of a Debenture by accepting a Debenture waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Debentures.

18.	Authentication.

		This Debenture shall not be valid until the Trustee or au-thenticating agent signs the certificate of authentication on the other side of this Debenture.

19.	Abbreviations and Defined Terms.

		Customary abbreviations may be used in the name of a Holder of a Debenture or an assignee, such as: TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian), and U/G/M/A (= Uniform Gifts to Minors Act).

20.	CUSIP Numbers.

		Pursuant to a recommendation promulgated by the Committee on Uniform Debenture Identification Procedures, the Company will cause
CUSIP numbers to be printed on the Debentures as a convenience to the Holders of the Debentures. No representation is made as to the accuracy of such numbers as printed on the Debentures only on the other identification numbers printed hereon.

	[FORM OF] ASSIGNMENT



		I or we assign this Debenture to

__________________________________________________________

__________________________________________________________

__________________________________________________________
(Print or type name, address and zip code of assignee)


		Please insert Social Security or other identifying number of assignee

_________________________

and irrevocably appoint __________ agent to transfer this Debenture on the books of the Company. The agent may substitute another to act for him.


Dated:  __________ Signed:  ______________________________

__________________________________________________________

	(Sign exactly as name appears on
	the other side of this Debenture)

	OPTION OF HOLDER TO ELECT PURCHASE

		If you want to elect to have this Debenture purchased by the Company pursuant to Article XI of the Indenture, check the box:

		If you want to elect to have only part of this Debenture purchased by the Company pursuant to Article XI of the Indenture, state the amount you want to be purchased: $________



Date:  ________________ Signature: ___________________________________
						(Sign exactly as your name appears
						 on the other side of this
Debenture)



[FORM OF] CONVERSION NOTICE

	To:  American Travellers Corporation

	The undersigned owner of this Debenture hereby:
(i) irrevocably exercises the option to convert this Debenture, or the portion hereof below designated, for shares of Common Stock of American Travellers Corporation in accordance with the terms of the Indenture referred to in this Debenture and (ii) directs that such shares of Common Stock deliverable upon the conversion, together with any check in payment for fractional shares and any Debenture(s) representing any unconverted principal amount hereof, be issued and delivered to the registered holder hereof unless a different name has been indicated below. If shares are to be delivered registered in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto. Any amount required to be paid by the undersigned on account of interest accompanies this Debenture.

Dated ___________________

	Signature

	Fill in for registration of shares if to be delivered, and of Debentures if to be issued, otherwise than to and in the name of the registered holder.


Social Security or other
Taxpayer Identifying Number


	(Name)


	(Street Address)


	(City, State and Zip Code)
(Please print name and ad-
dress)
Principal amount to be
converted:  (if less than all)
$




































Exhibit 10(a)

FIRST AMENDMENT
TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT

THIS FIRST AMENDMENT, dated as of February 15, 1996, by and between AMERICAN TRAVELLERS CORPORATION, a Pennsylvania corporation having its principal place of business located at 3220 Tillman Drive, Bensalem, Pennsylvania 19020 ("Employer"), and JOHN A. POWELL, who resides at 180 Street Road, New Hope, Pennsylvania 18938 ("Employee").

W I T N E S S E T H:

Employer and Employee are the parties to an Amended and Restated
Employment Agreement entered into February 17, 1994 as of March 17, 1989 (the "Agreement"). Employer and Employee desire to amend the Agreement in certain respects as hereafter set forth.

NOW, THEREFORE, the parties hereto, intending to be legally bound hereby, agree as follows:

1.	Paragraph 3.1 of the Agreement is hereby amended in its
entirety to read as follow:

"3.1	Base Salary.	Employer shall pay to Employee a
Base Salary of $315,000 during the first Year of the Term. At the beginning of each succeeding Year of the Term, Employee's Base Salary shall be increased to a Base Salary which shall equal the Base Salary paid during the immediately preceding Year of the Term increased by the greater of (a) the percentage increase (if any) in the Consumer Price Index for Urban Wage Earners and Clerical Workers (Philadelphia, PA-NJ Metropolitan Area), as published by the U.S. Department of Labor, Bureau of Labor Statistics (or such index as may be substituted in place thereof by such Bureau) in respect of the immediately preceding calendar year, or (b) the average percentage increase in the salaries granted to all employees of Employer as of the end of the immediately preceding calendar year. Notwithstanding the foregoing, (I) effective on and as of July 1, 1993 the Base Salary then in effect shall be increased to $500,000, which amount shall be deemed the Base Salary for the entire Year of the Term ending March 16, 1994, and (ii) effective on and as of February 15, 1996 the Base Salary then in effect shall be increased to $800,000, which amount shall continue to be the Base Salary through the Year of the Term ending March 16, 1997. Base Salary shall be paid, subject to withholding as required by law, in regular and equal installments in the same manner as Employer pays its other employees."

2.	Except as specifically provided in this First Amendment, the
Agreement shall continue in full force and effect without modification or change.

IN WITNESS WHEREOF, the parties hereto have executed this First
Amendment as of the day and year first above written.

"Employer"					 		"Employee"

AMERICAN TRAVELLERS CORPORATION

By:	_________________________________
	______________________________
John A. Powell
















































Exhibit 11

AMERICAN TRAVELLERS CORPORATION
SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE
(In thousands except per data share)

						            Years ended December 31,
PRIMARY                            		1995		1994		1993

Net Income	                           $23,685     $18,428     $14,608
Weighted Average number of  common
 shares outstanding during the year     16,316      16,133      15,804

Primary income per common share        $  1.45      $ 1.14     $   .92

FULLY DILUTED

Net income for primary earnings
per share                              $23,685     $18,428     $14,608

Add: Interest on 6.5% Convertible
Subordinated Debentures due 2005
(Net of tax effect)                      1,251           -           -

Net income for fully diluted
earnings per share                     $24,936     $18,428      $14,608

Primary number of shares outstanding    16,316      16,133       15,804

Add incremental shares representing:
 Stock options                             170           -            -
 Shares issuable on 6.5% Convertible
  Subordinated Debentures                1,876           -            -

Fully Diluted Number of Shares
outstanding                             18,362      16,133       15,804

Fully Diluted Earnings per
common share                            $ 1.36      $ 1.14       $  .92















Exhibit 21

LIST OF SUBSIDIARIES

American Travellers Life Insurance Company - Pennsylvania *

United General Life Insurance Company - Texas **

American Travellers Insurance Company of New York - New York **

American Travellers Insurance Services Company, Inc. - Pennsylvania *



*    Wholly owned by American Travellers Corporation
**  Wholly owned By American Travellers Life Insurance Company






































Exhibit 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report in this Form 10-K, into American Travellers Corporation's previously filed Registration Statement File No. 33-73114 on Form S-8.














































Exhibit 27

FINANCIAL DATA SCHEDULE

The Financial Data Schedule is being submitted in the electronic format prescribed by the EDGAR Filer Manual and shall set forth the financial information in the applicable table as it pertains to Article 7
Registrants(Insurance Companies).

[ARTICLE]                                            7
[PERIOD-TYPE]                                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[DEBT-HELD-FOR-SALE]                       582,621,000
[DEBT-CARRYING-VALUE]                      566,859,000
[DEBT-MARKET-VALUE]                        582,621,000
[EQUITIES]                                           0
[MORTGAGE]                                     447,000
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                             583,068,000
[CASH]                                      70,214,000
[RECOVER-REINSURE]                                   0
[DEFERRED-ACQUISITION]                     144,767,000
[TOTAL-ASSETS]                             836,141,000
[POLICY-LOSSES]                            247,562,000
[UNEARNED-PREMIUMS]                         60,477,000
[POLICY-OTHER]                                       0
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                      0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                      (107,000)
[OTHER-SE]                                (170,698,000)
[TOTAL-LIABILITY-AND-EQUITY]              (836,141,000)
[PREMIUMS]                                (273,967,000)
[INVESTMENT-INCOME]                        (23,190,000)
[INVESTMENT-GAINS]                            (175,000)
[OTHER-INCOME]                                       0
[BENEFITS]                                (172,903,000)
[UNDERWRITING-AMORTIZATION]                (20,687,000)
[UNDERWRITING-OTHER]                                 0
[INCOME-PRETAX]                            (34,694,000)
[INCOME-TAX]                                11,009,000
[INCOME-CONTINUING]                        (23,685,000)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (23,685,000)
[EPS-PRIMARY]                                     1.45
[EPS-DILUTED]                                     1.36
[RESERVE-OPEN]                                       0
[PROVISION-CURRENT]                                  0
[PROVISION-PRIOR]                                    0
[PAYMENTS-CURRENT]                                   0
[PAYMENTS-PRIOR]                                     0
[RESERVE-CLOSE]                                      0
[CUMULATIVE-DEFICIENCY]                              0