Form 10-Q
period 1996-03-31
AMERICAN TRAVELLERS CORP
filed 1996-05-15
CIK 790928

May 15, 1996


Via EDGAR
Securities and Exchange Commission
450 5th Street, NW
Washington, DC  20549

     Re:  Commission File No. 0-14391
          Quarterly Report on Form 10-Q
          For the Quarter Ended March 31, 1996

To whom it may concern:

Transmitted via EDGAR, for filing, is the Form 10-Q Quarterly Report of American Travellers Corporation (the "Company") for the quarter ended March 31, 1996 (the "Form 10-Q"). Manually signed signature pages for the Form 10-Q will be retained by the Company for a period of five years.


If you have any questions regarding this filing, please call the undersigned at (215) 244-1600.

Sincerely yours,

/s/ Benedict J. Iacovetti
Benedict J. Iacovetti
Treasurer and Chief Financial Officer


























                          FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC   20549

(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
            For the quarter ended March 31, 1996
                             or

( )  Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
For the transition period from ____________ to ______________


               Commission File Number 0-14391

               AMERICAN TRAVELLERS CORPORATION
   (Exact name of Registrant as specified in its charter)



          Pennsylvania                          23-1738097
       (State or other jurisdiction of         (IRS Employer
        Incorporation or Organization)         Identification No.)

3220 Tillman Drive, Bensalem, Pennsylvania      19020
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

As  of  May  8,  1996, there were  16,242,196 shares  of  the
registrant's common stock, $.01 par value, outstanding.   The
registrant has no other classes of common stock.



               PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       AMERICAN TRAVELLERS
                 CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
(Dollars in thousands)
                                                         March   December
                                                           31,        31,

                                                          1996       1995
ASSETS
Investments-
  Bonds, available for sale, at fair value (cost       $624,963   $582,621
    $630,050 and $566,859)
  Mortgage loan                                            443        447
       Total investments                               625,406    583,068

Cash and cash equivalents                               35,819     70,214
Accrued investment income                                8,124      6,781
Premiums due and unpaid                                  7,119      7,027
Deferred acquisition costs                             152,645    144,767
Value of business acquired (net of accumulated          11,460     12,846
 amortization of $14,051 and $12,619)
Property and equipment, at cost (net of accumulated      4,128      4,176
 depreciation of $3,880 and $3,682)
Other assets                                             7,897      7,262
       Total assets                                   $852,598   $836,141

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities-
  Future policy benefit reserves                       $260,585   $247,562
  Claim reserves                                        219,733    210,073
  Unearned premium reserves                              62,494     60,477
       Total policy liabilities                         542,812    518,112

Other liabilities                                         9,634      7,785
Current and deferred income taxes                        27,299     35,939
6.5% convertible subordinated debentures                103,500    103,500
       Total liabilities                                683,245    665,336

Shareholders' equity-
  Preferred stock, $.01 par value; 5,000,000 shares         --         --
    authorized; no shares issued
  Common stock, $.01 par value; 37,500,000 shares           --         --
    authorized; 16,242,196 and                             162        161
    16,053,105 shares issued
  Capital in excess of par value                        63,268     59,961
  Net unrealized gain/(loss) on investments            (3,306)     10,245
  Retained earnings                                    109,229    101,187
  Less:  shares of common stock held in treasury, at        --       (749)
         cost (200,159 shares)
       Total shareholders' equity                      169,353    170,805

       Total liabilities and shareholders' equity      $852,598   $836,141

    All share and per share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.

         AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)
                           (Unaudited)

                               Quarter ended March 31,
                                       1996      1995
Revenues-
  Accident and health premiums      $91,365   $59,500
  Life premiums                       2,016     1,959
  Net investment income              10,475     3,856
  Net realized investment gains       1,296        --
       Total revenues               105,152    65,315

Benefits and expenses-
  Benefits to policyholders
    Paid claims                      41,821    22,865
    Change in claim reserves          9,660     7,690
    Change in future policy
      benefit reserves               13,023     6,187
       Total benefits to
       policyholders                 64,504    36,742

  Commissions                        23,937    18,413
  General and administrative          7,162     5,687
  Premium taxes                       2,248     1,556
  Amortization of value of            1,386       434
    business acquired
  Amortization of deferred            4,457     5,457
    acquisition costs
  Less:  policy acquisition costs  (12,335)  (10,978)
         deferred
  Interest expense                    1,778       429
       Total expenses                28,633    20,998
       Total benefits and expenses   93,137    57,740

Income before provision for income   12,015     7,575
  taxes
Provision for income taxes            3,973     2,350
Net income                           $8,042    $5,225

Primary number of  shares
  outstanding                        16,771    16,382

Primary earnings per common share     $0.48     $0.32

Net income for primary earnings      $8,042    $5,225
  per share
Add: interest on convertible          1,136        --
     debentures (net of tax)
Net income for fully diluted
 earnings per  common share          $9,178    $5,225

Primary number of  shares            16,771    16,382
 outstanding
Add:  incremental shares on stock        17        --
      option plans
Add:  shares issuable on              6,825        --
      convertible debentures
Fully diluted number of shares
outstanding                          23,613    16,382

Fully diluted earnings per common
share                                 $0.39     $0.32

All share and per share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.


      AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)
                                         Quarter ended March 31,

Cash flows-operating activities                    1996      1995
Net income                                       $8,042    $5,225
Adjustments to reconcile net income to cash
provided by operating activities-
  Amortization of deferred policy acquisition     4,457     5,457
    costs
  Amortization of value of business acquired      1,386       434
  Depreciation and amortization                    (527)       610
  Realized securities (gains) losses             (1,296)        --
  Increase (decrease) in current and deferred       623       (650)
   income taxes
  Increase in reserves                            24,700    15,781
  Increase in other liabilities                    1,847       262
  Deferred policy acquisition costs             (12,335)  (10,978)
  (Increase) decrease in  other assets           (2,187)      (88)
Total adjustments                                16,668    10,828

Net cash provided by operating activities        24,710    16,053

Cash flows-investing activities
  Proceeds from sales of investments             105,613        --
  Proceeds from calls and maturities on          113,518     4,235
   investments
  Purchase of investments                       (280,174)  (15,486)

  Purchase (sale) of fixed assets                   (151)      540

Net cash used in investing activities            (61,194)  (10,711)

Cash flows-financing activities
  Exercise of stock options                        2,089        84

Net cash provided by financing activities          2,089        84

Net (decrease) increase in cash and cash         (34,395)    5,426
 equivalents
Cash and cash equivalents, beginning of
 quarter                                          70,214     9,133

Cash and cash equivalents, end of quarter       $ 35,819  $ 14,559

          Supplemental disclosure of cash flow
                                  information:

Cash paid for during the quarter:
  Interest                                       $     0   $   416
  Inncome Taxes                                  $ 3,000   $ 3,000


      AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1996
              (In thousands, except share data)
                         (Unaudited)

(1)  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair representation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements. Operating results for the quarter ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation

(2)  Summary of significant accounting policies:

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

General-

The Company's operations consist of the underwriting and sale of life and accident and health insurance. The Company is principally a marketer and underwriter of long term care insurance. The Company's long term care products consist of both nursing home and home health care policies which provide limited benefit payments primarily to senior citizens. The Company also markets and underwrites other supplemental accident and health insurance policies, as well as life insurance.

The preparation of financial statements in conformity with GAAP requires the use of estimates requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues expenses during the reporting period. Actual results could differ from those estimates.

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

Earnings per share-

Primary earnings per common share are based on the weighted average number of shares outstanding during the period and the dilutive effect of stock options and other common stock equivalents. Fully diluted earnings per common share are based on the weighted average number of shares outstanding, the dilutive effect of common stock equivalents, and the assumed conversion of the 6.5% convertible subordinated debenture. Net income is increased by the interest on the debenture, net of related income taxes.

Stock split-

On March 4, 1996, the board of directors declared a three-for-two stock split for security holders of record as of March 20, 1996, which was paid on April 10, 1996. Share and per share amounts have been retroactively adjusted to reflect this split for all periods presented.

(3)  Investments:

As of December 31, 1994 the Company classified all of its investments as "held to maturity" pursuant to the provisions of SFAS 115. As a result of changes in the investment portfolio and strategy and as a result of the acquisition discussed in Note 15 to the December 31, 1995 consolidated financial statements and other factors, the Company changed the classification of its investments to "available for sale," effective December 1995.

Pursuant to the requirements of SFAS 115, "available for sale" securities are reported at fair value with unrealized gains and losses reported net of tax as a separate component of shareholders' equity. As a result of this change the reported value of the investment portfolio, at March 31, 1996, decreased $5,087 from amortized cost, with corresponding decreases in shareholders' equity of $3,306 and deferred income taxes of $1,781, as compared with an increase of $15,762 from amortized cost, with corresponding increases in shareholders' equity of $10,245 and deferred income tax of $5,517 at December 31, 1995.



ITEM 2.  MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Premiums increased by $31.9 million or 51.9% to $93.4 million for the first quarter of 1996, compared to $61.5 million for the first quarter of 1995. This increase reflects the continued expansion of the Company's policyholder base, as well as the acquisition of the J.C. Penney Insurance Companies ("JCP") long term care insurance business in 1994 and the acquisition of the Transport Holdings Inc. ("Transport") long term care insurance business in 1995. Premiums include $5.0 million attributable to JCP and $23.5 million attributable to Transport for the first quarter of 1996, and $6.4 million attributable to JCP for first the quarter of 1995.

The change in the components of annualized premiums in force, including JCP and Transport, is as follows:

                Annualized Premiums in Force
                    (Dollars in millions)

                                March 31,    Percentage Change
                             1996       1995   1996 v. 1995
Nursing home               $264.3     $158.8          66.4%
Home health care             78.7       52.3          50.5%
  Total long term care      343.0      211.1          62.5%

Medicare supplement          22.2       24.3         (8.6)%
Other accident and            8.4        9.3         (9.7)%
health
Life insurance                8.8        7.8          12.8%

  Total premiums in      $  382.4   $  252.5          51.4%
   force

The Company's annualized long term care premiums in force have grown significantly. Long term care insurance in force includes $20.9 million related to JCP and $94.4 million related to Transport at March 31, 1996, and $23.8 million related to JCP at March 31, 1995. As of March 31, 1996, the Company had $382.4 million of annualized premiums in force, a 51.4% increase from March 31, 1995. Partially offsetting the growth in long term care premiums is a reduction in the Company's Medicare supplement business. New sales of Medicare supplement policies have been negligible since 1992 when management decided to de-emphasize this product line.

The  change  in  the components of internally  generated  new
business  premiums,  excluding  JCP  and  Transport,  is   as
follows:

               New Business Premiums Collected
                    (Dollars in millions)


                      Quarter ended March 31,  Percentage Change
                             1996       1995   1996 v.1995
Nursing home                $12.7      $10.7         18.7%
Home health care              5.6        4.8         16.7%
  Total long term care       18.3       15.5         18.1%

Other accident and            0.4        0.6       (33.3)%
  health
Life insurance                0.5        1.0       (50.0)%

  Total new business        $19.2      $17.1         12.3%

The growth in new business premiums for the first quarter of 1996, as compared to the first quarter of 1995, is attributable to an increase in the number of agents licensed with the Company, which increased 15% to 21,048 at March 31, 1996, from 18,355 at March 31,1995, increased sales of a newly introduced policy, the LTC-6 ("Presidential Plan"), the Company's overall financial strength, including an increased A.M Best rating to "A-" (Excellent) and the Company's strong commitment to the long term care insurance industry.

Investment income, including securities gains of $1.3 million, increased $7.9 million or 205% for the first quarter of 1996, as compared to the first quarter of 1995. This reflects the availability of additional cash for investment principally from premium growth, the $103.5 million 6.5%
convertible  subordinated  debenture  offering  in  September
1995,   the  Transport  acquisition  in  1995  and  the   JCP
acquisition in 1994. As a result of these transactions, investment income in future years will be a more significant component of the Company's revenues and operating income.

The Company began purchasing tax-free municipal bonds in 1993. This practice was continued until the fourth quarter of 1994, at which time the Company changed its investment criteria to include the purchase of taxable securities in response to its changing tax planning requirements. The Company began to sell its municipal bonds in the first quarter of 1996, during which time $24.6 million or 31.3% of its municipal bond portfolio was sold. At March 31, 1996, there are $54.3 million in municipal bonds remaining, which will be reduced to zero by year-end 1996.

The Company invests in investment grade debt instruments. It does not invest in high-yield debt securities, equities or real estate. Although the Company's investment policy was to hold its investments until maturity, in the fourth quarter of 1995, the Company changed its investment strategy and made its entire portfolio available for sale. This will provide the Company with the flexibility to adjust its investment holdings in response to changing market conditions and other factors. The Company has increased its holdings in mortgage-backed securities to $193.2 million at March 31, 1996, as compared to $180.9 at December 31, 1995, and $9.9 million at March 31, 1995.

Benefits and Expenses

Benefits to policyholders (the sum of claims paid and changes in reserves for claims and future policy benefits) increased $27.8 million or 75.8% for the first quarter of 1996, as compared to the first quarter of 1995. The change in the components of benefits to policyholders is as follows:

                  Benefits to Policyholders
                    (Dollars in millions)

                     Quarter ended March 31,  Percentage Change
                             1996      1995   1996 v. 1995
Paid claims                $ 41.8    $ 22.8          83.3%
Change in claim               9.7       7.7          26.0%
  reserves
Change in benefit
   reserves                  13.0       6.2         109.7%

 Total benefits to
   policyholders            $64.5     $36.7          75.8%


                  Benefits to Policyholders
                 (As a % of total premiums)


                              Quarter ended March 31,
                                    1996        1995
Paid claims                        44.8%        37.1%
Change in claim reserves           10.3%        12.6%
Change in benefit reserves         14.0%        10.1%

 Total benefits to                 69.1%        59.8%
   policyholders

The increase in benefits to policyholders for the first quarter of 1996, as compared to the first quarter of 1995, corresponds to the growth in the Company's long term care business, including the JCP business for 1995 and the JCP and Transport business for 1996. The Company actively monitors claims and has its reserves reviewed annually by an independent actuarial firm to ensure that claim and benefit reserves are adequate and to make appropriate adjustments, if necessary, in marketing strategy, product design and product rates. Because of increased persistency, the change in future policy benefit reserves for the first quarter of 1996 is more significant than in the first of 1995. This is partially offset, however, by a reduction in the amortization of deferred acquisition costs.

Commission expense increased $5.5 million or 30% for the first quarter of 1996, as compared to the first quarter of 1995. As a percentage of total premiums, commission expense decreased to 25.6% for the first quarter of 1996, from 30.0% for the first quarter of 1995. The change in the effective commission rate is directly related to the change in the relative level of new business (for which a higher commission rate is payable) and renewal business. An increase in renewal business relative to total business resulted in a decrease in commission expense as a percentage of total premiums in the first quarter of 1996, relative to the first quarter of 1995.

General and administrative expenses increased $1.5 million or 25.9% for the first quarter of 1996, as compared to the first quarter of 1995. The general and administrative expense increase is due primarily to the incremental costs in servicing a larger in force policyholder base. As a percentage of total premiums, general and administrative expenses decreased to 7.7% for the first quarter of 1996, from 9.3% for the first quarter of 1995. As a percentage of premiums, general and administrative costs have decreased as the Company has been able to realize economies of scale.

Interest  expense  increased  significantly  for  the   first
quarter of 1996, as a result of the Company's issuance of $103.5 million of 6.5% convertible subordinated debentures due in 2005.

Amortization of deferred policy acquisition costs decreased $1.0 million or 18.3% for the first quarter of 1996, as compared to the first quarter of 1995. Amortization of deferred acquisition costs varies with, and is directly related to, the lapse rates of premiums in force. Improved persistency has resulted in decreased amortization of deferred acquisition costs. The reduction in amortization of deferred acquisition costs for the first quarter of 1996, due to the improved persistency, is offset by an increase in future policy benefit reserves for this same period.

Amortization of the value of business acquired varies with, and is directly related to, premiums in force attributable to acquired business. The amortization of the value of business acquired, primarily relating to acquisitions made in 1991 and prior, for the first quarter of 1996 includes an additional $1.0 million specifically relating to those unamortized costs associated with previously acquired Medicare supplement business.

Policy acquisition costs deferred increased $1.4 million or 12.4% in the first quarter of 1996, as compared to the first quarter of 1995. Policy acquisition costs, which consist of principally excess first year commissions and policy issue and underwriting costs, vary with, and are directly related to, new business premiums.

The provision for income taxes increased $1.7 million or 74% for the first quarter of 1996, as compared to the first quarter of 1995. The components of the income tax provision are as follows:

                 Provision for Income Taxes
                    (Dollars in millions)

                               Quarter ended March 31,
                                      1996        1995
Income before taxes                 $ 12.0       $ 7.5
Tax-free income                       (0.8)       (0.9)
Taxable income                        11.2         6.6

Provision for income tax             $ 4.0       $ 2.3

                     Effective Tax Rate
        (As a % of income before provision for taxes)


                                Quarter ended March 31,
                                      1996        1995
Applicable tax rate                  35.0%       35.0%
Tax-free income                      (1.9)%      (4.0)%

Effective tax rate                   33.1%       31.0%

The increased tax provision is directly attributable to the increase in the Company's pre-tax earnings. The Company's effective tax rate for financial reporting purposes was 33.1% for the first quarter of 1996, and 31.0% for the first quarter of 1995. The increase in the effective tax rate in 1996 as compared to 1995 is the result of a lower percentage of income from municipal bonds. The Company began to sell these tax-free municipal bonds in the first quarter of 1996, during which time $24.6 million or 31.3% of the municipal bond portfolio was sold.

The Company's current tax provision was $3.0 million for the first quarter of 1996, as compared to $3.0 million for the first quarter of 1995. The amount of taxes currently payable is influenced by many items, most of which are of a temporary nature. These temporary differences may grow during 1996 and 1997. Although these differences will not increase the Company's effective tax rate for financial reporting purposes, they will result in a greater amount of taxes which are currently payable. The reduction in the municipal bonds will decrease tax-free income and, in turn, increase the effective tax rate for financial reporting purposes.

Liquidity and Capital Resources

The Company's primary sources of cash are premiums and investment income. Its primary uses of cash are payments of policy benefits, policy acquisition costs, operating costs, and income taxes. In December 1993, the Company utilized its revolving credit line to make a $12.0 million surplus contribution to ATL. In the third quarter of 1994, this credit facility was increased to $20.0 million and an additional $8.0 million was borrowed and utilized to make an additional surplus contribution to ATL. In September 1995, the Company issued $103.5 million in convertible subordinated debentures, the net proceeds of which were used to pay down the Company's outstanding borrowings under its credit facility, to make a $58.0 million surplus contribution to ATL and for general corporate purposes. The Company intends to keep its credit facility available. The credit facility is secured by the common stock of ATL and ATIS. There are no other lines of credit currently in place. The Company will be dependent on dividends from ATL to meet its debt service requirements after the cash at the holding company is exhausted. There are no other lines of credit currently in place. At March 31, 1996, the Company had no material commitments for any capital expenditures.

In December 1995, the Company received net cash of $253.3 million as a result of the Transport acquisition. The transaction  consisted  of the acquisition  of  approximately
97,000 policies with annualized premiums of approximately $96.0 million at the date of acquisition. This transaction had the effect of significantly increasing cash and invested assets in support of the policy liabilities assumed. In October 1994, the Company received net cash of $29.4 million as a result of the JCP acquisition. The transaction consisted of the acquisition of approximately 20,000 policies with annualized premiums of approximately $25.0 million at the date of acquisition. As a result of these transactions, future years' investment income will be a more significant component of the Company's revenues and operating income.

State insurance laws and regulations require the insurance company subsidiaries to maintain capital and surplus at specific levels. During 1993, regulators began to utilize a "risk-based" capital and surplus analysis as a guide to determine the appropriate level of capital and surplus. At March 31, 1996, the "adjusted" statutory capital and surplus for the insurance company subsidiaries was above all required capital levels. The Company must continue, however, to increase its insurance subsidiaries' statutory capital and surplus to support significant increases in sales of new policies or acquisitions of other blocks of business. In March 1996, the Company made an additional $8.1 million surplus contribution to ATL. The Company has available a revolving credit facility and other funding sources to support future growth.

Management   believes  that  the  effect  of   inflation   is
insignificant  to  its  insurance  operations,  except   with
respect to its Medicare supplement product line.

The Company holds no derivative financial instruments subject
to   the  provisions  of  SFAS  No.  119,  "Disclosure  About
Derivative Financial Instruments and Fair Value of  Financial
Instruments."

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," was adopted by the Company in the first quarter of 1996 with no material impact the Company's financial statements. This statement establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill related to (1) those assets to be held and used in the business, and (2) assets to be disposed of.

SFAS 123, "Accounting for Stock-Based Compensation," will be adopted by the Company in 1996. This statement provides alternative methods for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting method must make disclosures of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the present accounting method and include the required disclosures in the financial statements.


                 PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS-

EXHIBIT 11.  SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE



Quarter ended March 31,

PRIMARY -                                        1996       1995


Net income                                     $8,042     $5,225

Weighted average number of common shares
outstanding during the quarter                 16,771     16,382

Primary income per common share                 $0.48      $0.32


FULLY DILUTED -

Net income for primary earnings per            $8,042     $5,225
  share

Add:  interest on 6.5% convertible
subordinated debentures due 2005 (net of        1,136         --
  related income taxes)

Net income for fully diluted earnings          $9,178     $5,225
  per share

Primary number of shares outstanding           16,771     16,382

Add: Incremental shares representing-
  Net effect of dilutive stock options
 (based on the treasury stock method
 using period-end market price, if higher          17         --
 than average market price)

  Shares issuable on 6.5% convertible
  subordinated debentures                       6,825         --


Fully diluted number of shares                 23,613     16,382
outstanding

Fully diluted earnings per common share         $0.39      $0.32




NOTE: This computation is required by Regulation S-K, Item 601, and is filed as an Exhibit under Item 6(a) of Form 10-Q. Fully diluted earnings per share calculated above has been presented on the face of the Company's Consolidated Statements of Income.


            EXHIBIT 27.  FINANCIAL DATA SCHEDULE

The Financial Data Schedule is being submitted in the electronic format prescribed by the EDGAR Filer Manual and shall set forth the financial information in the applicable table as it pertains to Article 7 Registrants (Insurance
Companies).

[ARTICLE]                                   7

[PERIOD-TYPE]                           3-MOS
[FISCAL-YEAR-END]                 DEC-31-1996
[PERIOD-END]                      MAR-31-1996
[DEBT-HELD-FOR-SALE]              624,963,000
[DEBT-CARRYING-VALUE]             630,050,000
[DEBT-MARKET-VALUE]               624,963,000
[EQUITIES]                                  0
[MORTGAGE]                            443,000
[REAL-ESTATE]                               0
[TOTAL-INVEST]                    625,406,000
[CASH]                             35,819,000
[RECOVER-REINSURE]                          0
[DEFERRED-ACQUISITION]            152,645,000
[TOTAL-ASSETS]                    852,598,000
[POLICY-LOSSES]                   219,733,000
[UNEARNED-PREMIUMS]                62,494,000
[POLICY-OTHER]                    260,585,000
[POLICY-HOLDER-FUNDS]             542,812,000
[NOTES-PAYABLE]                             0
[PREFERRED-MANDATORY]                       0
[PREFERRED]                                 0
[COMMON]                            (162,000)
[OTHER-SE]                      (169,191,000)
[TOTAL-LIABILITY-AND-EQUITY]    (852,598,000)
[PREMIUMS]                       (93,381,000)
[INVESTMENT-INCOME]              (10,475,000)
[INVESTMENT-GAINS]                (1,296,000)
[OTHER-INCOME]                              0
[BENEFITS]                       (64,504,000)
[UNDERWRITING-AMORTIZATION]      (12,335,000)
[UNDERWRITING-OTHER]                        0
<INCOME-PRETAX                   (12,015,000)
[INCOME-TAX]                        3,973,000
[INCOME-CONTINUING]               (8,042,000)
[DISCONTINUED]                              0
[EXTRAORDINARY]                             0
[CHANGES]                                   0
[NET-INCOME]                      (8,042,000)
[EPS-PRIMARY]                            0.48
[EPS-DILUTED]                            0.39
[RESERVE-OPEN]                              0
[PROVISION-CURRENT]                         0
[PROVISION-PRIOR]                           0
[PAYMENTS-CURRENT]                          0
[PAYMENTS-PRIOR]                            0
[RESERVE-CLOSE]                             0
[CUMULATIVE-DEFICIENCY]                     0

     (B) The following report on Form 8-K was filed during the quarter ended March 31, 1996:
       (i)  NONE




                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on is behalf by the undersigned thereunto duly authorized.


DATE:  May 15, 1996           AMERICAN TRAVELLERS CORPORATION



                         BY:  /s/  John A. Powell
                         Chairman of the Board and Chief Executive Officer

                         BY:  /s/  Benedict J. Iacovetti
                         Principal Financial Officer