Form 10-K/A
period 1995-12-31
AMERICAN TRAVELLERS CORP
filed 1996-05-24
CIK 790928

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10 - K/A
(Mark One)
x  	Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Fiscal Year Ended December 31, 1995.
  	Transition report pursuant to section 13 or 15 of the Securities Exchange Act of 1934 For the transition periods _____ to _____.

                  Commission File Number 0-14391
                  AMERICAN TRAVELLERS CORPORATION
            (Exact name of Registrant as specified in its charter)

PENNSYLVANIA					                         	23-1738097
(State or other jurisdiction of			        (I.R.S. Employer
incorporation or organization)	        		Identification No.)

3220 Tillman Drive, Bensalem, Pennsylvania 	        19020
(Address of principal executive offices)	        	(Zip Code)

Registrant's telephone number, including area code: (215) 244-1600 Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

                      Common Stock, $.01 Par Value
              6.5% Convertible Subordinated Debentures due  2005
                             (Title of Class)

	Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES x NO 0
	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 1

	The aggregate market value of Registrant's Common Stock, $.01 par value (its only voting stock), held by non-affiliates as of March 8, 1996, was $296,465,070.
      The number of shares outstanding of Registrant's Common Stock as of March 8, 1996, was 15,885,947 (as adjusted for the Company's 3-for-2 stock split declared March 4, 1996 for shareholders of record on March 20, 1996, payable on April 10, 1996.)

Documents Incorporated By Reference
Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commissions on or before April 29, 1996, are incorporated by reference for the purpose of supplying Part III of this report. Exhibit index begins on page X.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TRAVELLERS CORPORATION

/s/ Benedict J. Iacovetti                    May 23, 1996
    Benedict J. Iacovetti, Treasurer and
    Chief Financial and Accounting Officer