Form 10-Q/A
period 1996-03-31
AMERICAN TRAVELLERS CORP
filed 1996-08-06
CIK 790928

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


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Regustrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

American Travellers Corporation

Date: August 5, 1996           By: /s/  John A. Powell
                                        Chairman of the Board

Date: August 5, 1996           By:/s/   Benedict J. Iacovetti
                                        Principal Financial Officer



Item 6: Exhibits and Reports on from S-K

Exhibit 27: Financial Data Schedule

The Financial Data schedule is being submitted in the electronic format prescribed by the EDGAR Filer Manual and shall set forth the financial information applicable table as it pertains to Article 7 Registrants ( Insurance Companies).