Form 10-Q
period 1996-06-30
AMERICAN TRAVELLERS CORP
filed 1996-08-14
CIK 790928

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC   20549



(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934.  For the quarter ended June
                          30, 1996

                             or

   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.  For the transition period from
               ____________ to ______________


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

As of August 8, 1996, there were 16,281,432 shares of the registrant's common stock, $.01 par value, outstanding. The registrant has no other classes of common stock.


               PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

   AMERICAN TRAVELLERS COPRORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                    (In thousands)                (Unaudited)
                                                     June 30, December 31,
                                                        1996        1995
ASSETS
Investments-
  Bonds, available for sale, at fair value (cost      $651,782  $582,621
  $668,449 and $566,859)
  Mortgage loan                                            439       447
       Total investments                               652,221   583,068

Cash and cash equivalents                               17,508    70,214
Accrued investment income                                7,403     6,781
Premiums due and unpaid                                  7,283     7,027
Deferred acquisition costs                             160,759   144,767
Value of business acquired ( accumulated amortization 11,236 12,846 $14,384 and $12,619)
Property and equipment, at cost ( accumulated            3,983     4,176
depreciation $4,083 and $3,682)
Other assets                                             7,052     7,262
       Total assets                                   $867,445  $836,141


LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities-
  Future policy benefit reserves                       $271,505 $247,562
  Claim reserves                                        229,215  210,073
  Unearned premium reserves                              63,176   60,477
       Total policy liabilities                         563,896  518,112

Other liabilities                                         8,060    7,785
Current and deferred income taxes                        20,972   35,939
6.5% convertible subordinated debentures                103,500  103,500
       Total liabilities                                696,428  665,336

Shareholders' equity-
  Preferred stock, $.01 par value; 5,000,000 shares         --       --
    authorized; no shares issued
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 16,281,432 and
   16,053,105 shares issued, respectively                   163      161
  Capital in excess of par value                         63,678   59,961
  Net unrealized (loss)/gain on investments             (10,834)  10,245
  Retained earnings                                     118,010  101,187
  Less: Shares of common stock held in treasury ( at        --      (749)
   cost $200,159)
       Total shareholders' equity                       171,017  170,805

       Total liabilities and shareholders' equity      $867,445 $836,141


All share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.

                        AMERICAN TRAVELLERS CORPORATION
              AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
           (In thousands, except per share data)(Unaudited)

                                   For the three
                                months ended June 30,
                                      1996       1995
Revenues-
  Accident and health premiums     $91,428    $58,964
  Life premiums                      2,065      2,234
  Net investment income             10,825      4,254
  Realized investment gains             63         24
       Total revenues              104,381     65,476

Benefit and expenses-
  Benefits to policyholders
    Paid claims                     42,398     25,380
    Change in claim reserves         9,481      4,650
    Change in future policy         10,921      6,018
     benefit reserves
      Total benefits to             62,800     36,048
         policyholders

  Commissions                       23,621     18,067
  General and administrative         8,316      6,192
  Premium taxes                      2,300      1,534
  Amortization of value of             378        447
   business acquired
  Amortization of deferred           4,730      5,457
   acquisition costs
  Less:  policy acquisition costs  (12,844)   (10,755)
          deferred
  Interest expense                   2,197        434
      Total expenses                28,698     21,376
       Total benefits and expenses  91,498     57,424

Income before provision for income  12,883      8,052
 taxes
Provision for income taxes           4,102      2,544
Net income                          $8,781     $5,508

Primary number of  shares
 outstanding                        16,823     16,272

Primary earnings per common share    $0.52      $0.34

Net income                          $8,781     $5,508
Add: interest on convertible         1,135         --
 debentures (net of tax)
Net income for fully diluted        $9,916     $5,508
 earnings per  common share

Primary number of  shares            16,823    16,272
 outstanding
Add: incremental shares
representing-
  Stock option plans                    40         --
  Shares issuable on convertible     6,825         --
   debentures
Fully diluted number of shares
 outstanding                        23,688     16,272

Fully diluted earnings per common
share                                $0.42      $0.34

All share and per share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.


                     AMERICAN TRAVELLERS CORPORATION
                  AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
               (In thousands, except per share data)(Unaudited)

                                   For the six months
                                       ended June 30,
                                      1996       1995
Revenues-
  Accident and health premiums     $182,793   $118,464
  Life premiums                       4,081      4,193
  Net investment income              21,300      8,110
  Realized investment gains           1,359         25
       Total revenues               209,533    130,792

Benefit and expenses-
  Benefits to policyholders
    Paid claims                      84,219     48,245
    Change in claim reserves         19,141     12,385
    Change in future policy          23,944     12,159
     benefit reserves
      Total benefits to             127,304     72,789
       policyholders

  Commissions                        47,558     36,480
  General and administrative         15,478     11,879
  Premium taxes                       4,548      3,090
  Amortization of value of            1,764        881
   business acquired
  Amortization of deferred            9,187     10,914
   acquisition costs
  Less:  policy acquisition costs   (25,179)   (21,733)
          deferred
  Interest expense                    3,975        863
      Total expense s                57,331     42,374
       Total benefits and expenses  184,635    115,163

Income before provision for income   24,898     15,629
 taxes
Provision for income taxes            8,075      4,895
Net income                          $16,823    $10,734

Primary number of  shares            16,713     16,247
 outstanding

Primary earnings per common share
                                      $1.01      $0.66

Net income                          $16,823    $10,734
Add: interest on convertible          2,271         --
      debentures (net of tax)
Net income for fully diluted        $19,094    $10,734
 earnings per  common share
Primary number of  shares            16,713     16,247
 outstanding
Add: incremental shares
representing-
  Stock option plans                     63         --
  Shares issuable on convertible      6,825         --
   debentures
Fully diluted number of shares
  outstanding                        23,601     16,247

Fully diluted earnings per common
share                                 $0.81      $0.66

All share and per share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.

      AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)

                                         Six months ended June 30,

Cash flows-operating activities                    1996      1995

Net income                                       $16,823  $10,734
Adjustments to reconcile net income to cash
 provided by operating activities-
  Amortization of deferred policy acquisition      9,187   10,914
   costs
  Amortization of discount and premium              (429)     866
  Depreciation and amortization                      568    1,358
  Realized securities losses/(gains)              (1,356)       2
 (Decrease) in current and deferred income        (1,453)  (5,177)
   taxes
  Increase in reserves                            45,784   28,669
  Increase in other liabilities                      276     (150)
  Deferred policy acquisition costs              (25,179) (21,733)
  Decrease in  other assets and value of             775    1,078
   business acquired
Total adjustments                                 28,173   15,827

Net cash provided by operating activities         44,996   26,561

Cash flows-investing activities
  Proceeds from sales of investments             148,380       --
  Proceeds from calls and maturities on          147,178   17,639
   investments
  Purchase of investments                       (395,354) (36,837)
  Purchase of fixed assets                          (208)    (381)

Net cash used in investing activities           (100,004) (19,579)

Cash flows-financing activities
  Exercise of stock options                        2,302      670

Net cash provided by financing activities          2,302      670

Net (decrease) increase in cash and cash         (52,706)   7,652
 equivalents
Cash and cash equivalents, beginning of period    70,214    9,133

Cash and cash equivalents, end of period        $ 17,508  $16,785

Supplemental disclosure of cash flow
information:

Cash paid during the period for:
  Interest                                      $ 3,550   $  837
  Income Taxes                                  $ 9,962   $9,800



      AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands)
                         (Unaudited)


                  Commo  Stock  Exces  Unrealized  Retai  Treas    Sharehol
                      n          s of       gain/    ned    ury        ders'
                  Share  Amoun    Par      (loss)  Earni  Stock     Equity
                      s      t  value  Investment    ngs
                                                s
Balance,          16,053  $161  $59,961   $10,245 $101,187 ($749)  $170,805
12/31/95
Net income            --    --      --         --   16,823    --    $16,823

Exercise of          428     4    2,300        --      --     --     $2,304
stock options
Tax benefit from
exercise of
stock options         --    --    2,164        --      --     --     $2,164
Net unrealized
gain/(loss)
 on investments       --     --      --   (21,079)     --     --   ($21,079)

Retirement of       (200)   (2)    (747)                     749         $0
treasury stock

Balance, 6/30/96  16,281   $163 $63,678  ($10,834) $118,010   $0   $171,017



All share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.


      AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996
              (In thousands, except share data)
                         (Unaudited)

(1)  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair representation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements. Operating results for the quarter or six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements thereto included in the Company's Annual Report on Form 10-K for the year then ended December 31, 1995.

Certain  amounts  in  the  1995 financial  statements  have  been
reclassified   to   conform  to  the  1996  financial   statement
presentation.

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

The preparation of financial statements in conformity with GAAP requires the use of estimates which requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues expenses during the reporting period. Actual results could differ from those estimates.

Investments-

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain investments in Debt and Equity Securities ("SFAS 115"), as of January 1, 1994. Under SFAS 115, investments in equity and debt securities are classified in three categories and accounted for based upon the classification. In December 1995, the Company transferred its investments from the "held to maturity" classification to the "available for sale" classification pursuant to SFAS 115 and has recorded such investments at fair value with unrealized gains and losses reported as a component of shareholders' equity, net of tax.

Earnings per share-

Primary  earnings  per  common share are based  on  the  weighted average number of shares outstanding during the period and the dilutive effect of stock options and other common stock equivalents. Fully diluted earnings per common share are based on the weighted average number of shares outstanding, the dilutive effect of common stock equivalents, and the assumed conversion of the 6.5% convertible subordinated debentures. Net income is increased by the interest on the debenture, net of related income taxes.

Stock split-

On March 4, 1996, the board of directors declared a three-for-two stock split for security holders of record on March 20, 1996, which was paid on April 10, 1996. Share and per share amounts have been retroactively adjusted to reflect this split for all periods presented.

Accounting Pronouncements-

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was adopted in 1996 with no impact on the Company's financial condition. This accounting pronouncement establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill related to (i) those assets to be held and used in the business, and (ii) assets to be disposed of.

SFAS No. 123, "Accounting for Stock-Based Compensation," will be adopted by the Company in 1996. This statement provides alternative methods for accounting for employee stock compensation plans. A company can elect to use the new fair-value based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting method must make disclosures of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. The Company plans to continue to account for employee stock options using the present accounting method and include the required disclosures in its financial statements.

(3)  Investments:

As of December 31, 1994 the Company classified all of its investments as "held to maturity" pursuant to the provisions of SFAS 115. As a result of changes in the investment portfolio and strategy and as a result of the acquisition discussed in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the years ended December 31, 1995 and other factors, the Company changed the classification of its investments to "available for sale," effective December 1995.

ITEM   2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                    Results of Operations

During each of the past two years, the Company consummated the acquisition of substantial blocks of in force policies of insurance from other companies, and the revenues and expenses associated with these policies are included in the Company's operating results from the respective acquisition dates. In the fourth quarter of 1994, the Company consummated an acquisition of a block of long term care policies, representing $25.0 million in annualized premiums, from two insurance subsidiaries of the J.C. Penney Company (the "JCP Acquisition") and in the fourth quarter of 1995, the Company consummated an acquisition of a block of long term care policies, representing $96.0 million in annualized premiums and $250.0 million of net assets, from two insurance subsidiaries of Transport Holdings, Inc. (the "Transport Acquisition"). These acquisitions (i) enabled the Company to increase its premium income without incurring the customary higher first year commissions and expenses associated with new policy sales; (ii) enabled the Company to service the acquired policies without significant additional infrastructure, thereby contributing to a reduction in general and administrative expenses as a percentage of revenues; and (iii) substantially increased investment income. However, because of the amount and timing of these acquisitions, the results of operations for the quarterly and six months periods presented may not be directly comparable.

Revenues

For the quarter ended June 30, premiums increased 53% to $93.5 million in 1996 from $61.2 million in 1995. For the six months ended June 30, premiums increased 52% to $186.9 million in 1996 from $122.7 million in 1995. Premiums for the quarter ended June 30, 1996 included $5.0 million attributable to the JCP
Acquisition and $22.5 million attributable to the Transport Acquisition; premiums for the quarter ended June 30, 1995 included $5.7 million attributable to the JCP Acquisition. Premiums for the six months ended June 30, 1996 included $10.0 million attributable to the JCP Acquisition and $46.0 million attributable to the Transport Acquisition; premiums for the six months ended June 30, 1995 period included $12.1 million attributable to the JCP Acquisition.

The Company's annualized long term care premiums in force have grown significantly. The period-to-period changes in the various components of annualized premiums in force, including components attributable to the JCP Acquisition and the Transport Acquisition, are summarized in the schedule below:


                Annualized Premiums in Force
                    (Dollars in millions)


                                        June 30,     Percentage Change
                                    1996         1995     1996 v.1995
Nursing home                   $   274.9    $   159.7         72%
Home health care                    80.1         55.5         44%
  Total long term care             355.0        215.2         65%

Medicare supplement                 21.3         23.1         (9%)
Other accident and health            8.2          9.0         (9%)
Life insurance                       8.8          8.4          5%

Total premiums in force         $  393.3     $  255.7         54%

Amount attributable to:
   JCP Acquisition              $   20.4     $   23.0
   Transport Acquisition        $   92.3           --

As of June 30, 1996, the Company had $393.3 million of annualized premiums in force, a 54% increase from June 30, 1995. Partially offsetting the growth in long term care premiums is a reduction in the Company's Medicare supplement business. New sales of Medicare supplement policies have been negligible since 1992 when management decided to de-emphasize this product line.

New   business  premiums  generated  internally,  which  excludes premiums  attributable to the JCP Acquisition and  the  Transport
Acquisition, are summarized by line of business below:

                       New Business Premiums
                       (Dollars in millions)


                  Quarter  ended June 30,   Six months  ended June 30,
                                        %                       %
                     1996    1995  Change    1996    1995  Change
Nursing Home       $ 13.7  $ 10.1    36%   $ 26.4  $ 20.8     27%
Home health care      5.7     5.6     1%     11.3    10.5      8%
  Total long term    19.4    15.7     24%    37.7    31.3     21%
   care

Other    accident     0.3     0.4   (25%)     0.7     0.9    (22%)
 and health
Life insurance        0.4     0.9   (56%)     0.9     1.9    (53%)

Total new business $ 20.1  $ 17.0     18%  $ 39.3  $ 34.1     15%
business

The growth in new business premiums for the periods presented is attributable to an increase in the size of the Company's agent network, increased sales of a newly introduced policy, the LTC-6 (the "Presidential Plan"), and the Company's achievement of an A.M. Best rating of "A-" (Excellent) in September 1995. The Company does not know the extent to which its competition is likely to increase in the future but believes that it is well-positioned to remain competitive in all of its markets.

Investment income increased $6.6 million or 155% during the second quarter of 1996 as compared to the second quarter of 1995. Investment income, including securities gains, increased by $14.5 million or 179% for the six months ended June 30, 1996, as compared to the same period for 1995. The increases during the periods noted reflect the availability of additional cash for investment from premium growth, the net proceeds of the 6.5% convertible subordinated debenture offering in September 1995, the Transport Acquisition in October 1995 and the JCP Acquisition in October 1994. In future years investment income is expected to be a more significant component of the Company's revenues and operating income due to the increasing size of the Company's invested asset base.

During 1993, the Company began purchasing tax-free municipal securities, which provided superior after-tax yields when compared to taxable securities of similar quality and maturity. This practice was continued during the first nine months in 1994. In the fourth quarter of 1994, the Company changed its investment criteria to include the purchase of taxable securities in response to its changing tax planning requirements. During the second quarter of 1996, the Company sold $42.9 million of its municipal securities or 55% of its total municipal securities portfolio. The Company sold $67.4 million of its municipal securities or 87% of its total municipal securities portfolio during the six months ended June 30, 1996. The Company intends to liquidate the balance of its municipal securities in 1996.

The Company invests in publicly traded investment grade debt instruments. It does not invest in high-yield debt securities, equities or real estate, and has historically held its investment portfolio at amortized cost. While the Company's investment policy has been to hold its investments until maturity, the Company changed its strategy in the fourth quarter of 1995 and made its entire portfolio available for sale. This will provide the Company with the flexibility to adjust its investment holdings in response to changing market conditions and other factors. The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of June 30, 1996, the Company had increased its holdings in mortgage-backed securities, all of which are highly liquid public issues, to $220.4 million (cost), as compared to $180.9 million (cost) as of December 31, 1995.

Benefits and Expenses

Benefits to policyholders (the sum of claims paid and changes in reserves for claims and future policy benefits) increased $26.8 million or 74% in the second quarter of 1996 as compared to the second quarter of 1995. Benefits to policyholders increased $54.5 million or 75% for the six months ended June 30, 1996 as compared to the same period for 1995. The period-to-period changes in the components of benefits to policyholders are as follows:

                  Benefits to Policyholders
                    (Dollars in millions)


                  Quarter  ended June 30,  Six months ended June 30,
                                        %                       %
                     1996    1995  Change    1996    1995  Change
Paid claims        $ 42.4  $ 25.4     67%  $ 84.2  $ 48.2     75%
Change  in   claim    9.5     4.7    102%    19.1    12.4     55%
 reserves
Change  in benefit   10.9     6.0     82%    24.0    12.2     97%
 reserves
Total benefits  to
policyholders      $ 62.8    36.1     74%   127.3    72.8     75%

The recent increases in benefits to policyholders correspond to the continued growth in the Company's policyholder base. The increases in paid claims as a percentage of premiums over the periods is a result of the increasing size of the Company's
renewal  business  relative  to its  total  business.   The  1996
periods include claim activity related to the Transport Acquisition which was substantially comprised of renewal premiums as opposed to new business premiums. The increase in benefit reserves in the 1996 periods are more significant than in 1995 as a result of improved persistency. This increase in reserves is partially offset by a reduction in the rate of amortization of deferred policy acquisition costs as policies remain in force for longer periods of time. The Company actively monitors claims and has its reserves reviewed annually by an independent actuarial firm to ensure that claim and benefit reserves are adequate and to make appropriate adjustments, if necessary, in marketing strategy, product design and premium rates.

Commission expense increased $5.6 million or 31% in the second quarter of 1996 as compared to the second quarter of 1995. Commission expense increased $11.1 million or 30% for the six months ended June 30, 1996, as compared the same period in 1995. As a percentage of total premiums, commission expense decreased to 25.3% in the second quarter of 1996 as compared to 29.5% in the second quarter of 1995. As a percentage of total premiums, commission expense decreased to 25.4% for the six months ended June 30, 1996, as compared to 29.7% for the same period in 1995. These decreases are directly related to the increase in renewal business (for which a lower commission rate is payable) relative to total business during the periods presented.

Total general and administrative expenses increased by $2.8 million or 34% in the second quarter of 1996 as compared to the second quarter of 1995. Total general and administrative expenses increased by $5.9 million or 37% for the six months ended June 30, 1996, as compared to the same period for 1995. The increase in total general and administrative expenses over the recent periods is primarily due to the incremental costs of servicing a larger in force policyholder base, as well as an increase in state and local premium taxes, which vary directly with premium. The premium tax increase continues a trend for all periods presented. As a percentage of total premiums, general and administrative expenses have decreased as the Company's growth has enabled it to achieve certain operational economies of scale.

Interest expense increased significantly in the first six months of 1996 as a result of the Company's issuance in September 1995 of $103.5 million 6.5% convertible subordinated debentures, the net proceeds of which were used, among other purposes, to repay the Company's $20.0 million revolving credit facility which was the sole source of interest expense previously.

Policy acquisition costs deferred increased $2.1 million or 19% in the second quarter of 1996 as compared to the second quarter of 1995. Policy acquisition costs deferred increased $3.4 million or 16% for the six months ended June 30, 1996 as compared to the same period in 1995. Policy acquisition costs, which consist principally of excess first year commissions and policy issue and underwriting costs, vary with, and are directly related to, new business premiums.

Amortization of deferred policy acquisition costs decreased $0.7 million or 13% in the second quarter of 1996 as compared to the second quarter of 1995. Amortization of deferred policy acquisition costs decreased $1.7 million or 16% for the six months ended June 30, 1996 as compared to the same period in
1995. These decreases are due to improved persistency which results in the amortization of deferred acquisition costs over a longer policy life. At the same time, improved persistency results in benefit reserve increases which are required to recognize higher morbidity rates as policyholders maintain policies in force for a longer period of time and to a higher age. The total dollar reserve increases caused by improved persistency have exceeded the total dollar decreases in the amortization of deferred policy acquisition costs. Amortization of deferred policy acquisition costs varies with, and is directly related to, the lapse rates of premiums in force.

Amortization of the value of business acquired varies with and is directly related to premiums in force on acquired business. The amortization of the value of business acquired, primarily relating to acquisitions made in 1991 and previously, for the first quarter of 1996 includes an additional $1.0 million which was voluntarily amortized by the Company.

The  provision for income taxes increased $1.6 million or 64%  in the second quarter of 1996 as compared to the second quarter of 1995. The provision for income taxes increased $3.2 million or 65% for the six months ended June 30, 1996, as compared to the same period in 1995. The components of the income tax provisions are as follows:
                 Provision for Income Taxes
                    (Dollars in millions)


                  Quarter ended June 30,   Six months ended June 30,
                                        %                         %
                     1996    1995  Change    1996    1995    Change
Income before
provision for
income tax         $ 12.9   $ 8.1     59%  $ 24.9  $ 15.6       59%
Tax-free income      (0.4)   (0.8)   (50%)   (1.1)   (1.6)     (31%)
Taxable income       12.5     7.3     71%    23.8    14.0       66%

Total provision    $  4.1   $ 2.5     67%  $  8.1  $  4.9       65%
for income tax



The increased tax provision is directly attributable to the increase in the Company's pre-tax earnings. The Company's effective tax rate for financial reporting purposes was 31.8% for the second quarter of 1996, as compared to 31.6% for the second quarter of 1995. The Company's effective tax rate for financial reporting purposes was 32.4% for the six months ended June 30, 1996 and 31.3% for the same period in 1995. The increase in
1996, as compared to 1995 is primarily the result of a lower percentage of income being derived from municipal securities as the Company is in the process of liquidating such securities.

The  Company's  current tax provision was $6.0  million  for  the second quarter of 1996, as compared to $4.0 million for the second quarter of 1995. The Company's current tax provision was $9.0 million for the six months ended June 30, 1996, as compared to $5.8 million for the same period in 1995. The significant increase in taxes currently payable is the result of the Company's continued earnings growth which limits the availability of the small life company deduction, while at the same time increasing other temporary differences. These temporary differences may grow during 1996 and 1997. Although these differences will not increase the Company's effective tax rate for financial reporting purposes, they will result in a greater amount of currently payable taxes. During the second quarter of 1996, the Internal Revenue Service completed its review of the Company's federal income tax returns for the years ended December 31, 1993, 1992, 1991 and 1990. The results of this review did not have any material effect on the financial condition or results of operations of the Company.

               Liquidity and Capital Resources

      The Company's primary sources of cash are premiums and investment income. Its primary uses of cash are payments of benefits, policy acquisition costs, operating costs and income taxes. The Company has a $20.0 million revolving credit facility. In September 1995, the Company issued the Debentures, the net proceeds of which were utilized to make a $58.0 million surplus contribution to ATL, repay all outstanding borrowings under its $20.0 million credit facility, and add $22.0 million at the holding company level for working capital purposes. In the first quarter of 1996, the Company made an additional surplus contribution to ATL of approximately $8.1 million. The Company will be dependent on dividends from ATL to meet its debt service requirements resulting from the outstanding debentures after the cash at the holding company is exhausted.

The Company intends to maintain its credit facility in place. The credit facility is secured by the common stock of ATL and ATIS. The Company has no other lines of credit. As of June 30, 1996, the Company had no material commitments for any capital expenditures.

In October 1994, the Company received net cash of $29.2 million as a result of the JCP Acquisition. The transaction consisted of the acquisition of approximately 20,000 policies with annualized premiums of approximately $25.0 million at the date of acquisition. The effect of this acquisition on the 1994 results of operations was not material.

In December 1995, the Company received net assets of $250.0 million as a result of the Transport Acquisition. The transaction consisted of the acquisition of approximately 97,000 policies with annualized premiums of approximately $96.0 million at the date of acquisition. This transaction had the effect of significantly increasing the Company's cash and invested assets in support of the policy liabilities assumed. As a result, in future years, investment income is likely to be a more significant component of the Company's revenues and operating income.

State insurance laws and regulations require that the Company's insurance subsidiaries maintain capital and surplus at specific levels. The regulators began to utilize a "risk-based" capital and surplus analysis as a guide to determine the appropriate level of capital and surplus. As of June 30, 1996, the "adjusted" statutory capital and surplus for the Company's insurance subsidiaries was above all required capital and surplus levels. The Company must continue, however, to increase its insurance subsidiaries' statutory capital and surplus in order to significantly increase its sales of new policies or make acquisitions of other blocks of business. The Company continuously reviews the availability of additional lines of credit and other funding sources that it may utilize to support its future growth.

Management believes that the effect of inflation is insignificant to its insurance operations, except with respect to its Medicare supplement product line.


                 PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(a) On April 10, 1996, the Company's authorized common stock increased from 25,000,000 to 37,500,000 as a result of a three-for-two stock split of the authorized and outstanding common stock paid on such date. On May 23, 1996, the shareholders of the Company approved an increase in the authorized common stock from 37,500,000 to 50,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's May 23, 1996 Annual Meeting of Shareholders
(the "Annual Meeting"), Alice E. Powell, Walter E. Conrad and
Arnold H. Keehn were re-elected.

The votes were as follows:

                              For      Withheld
Alice E. Powell          8,650,970      413,307
Walter E. Conrad         8,659,892      404,385
Arnold H. Keehn          8,659,852      404,425

The  terms  of John A. Powell, Walter J. Diener, Henry G.  Hager,
Susan  T.  Mankowski  and  Ramon R.  Obod,  the  Company's  other
Directors, continued following the Annual Meeting.

A proposal to amend Article 5(a) of the Corporation's Articles of Incorporation to increase the Corporation's authorized Common
Stock  to 50,000,000 shares, 8,753,586 votes "for", 299,559 votes
"against" and 11,132 "abstained."

A proposal to adopt the Company's 1996 Stock Option Plan received
6,142,037 votes "for", 2,905,513 votes "against" and 16,927
"abstained."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS-

         3(a) Articles of Amendment to the Articles of Incorporation of American Travellers Corporation filed with Pennsylvania Department of State reflecting an increase in authorized shares of Common Stock to 50,000,000.

         10(d). 1996 STOCK OPTION PLAN - Incorporated by reference to Appendix A of the Company's 1996 Proxy Statement a definitive copy of which was filed with the Securities and Exchange Commission on or about April 19, 1996.

          27.  FINANCIAL DATA SCHEDULE - Electronic format only.

     (B.) The following reports on Form 8-K were filed during the quarter ended June 30, 1996

                NONE

 EXHIBIT 3(a) Articles of Amendment to the Articles of
            Incorporation of American Travellers Corporation

       The undersigned Business Corporation, desiring to amend its Articles of Incorporation, in compliance with the requirements of section 1915 of the Pennsylvania Business
       Corporation Law of 1988, hereby certifies that:

            1.   The name of the corporation is :

              American Travellers Corporation

            2.   The address, including street number, of the Corporation's registered office is:

               3220 Tillman Drive
               Bensalem, PA 19020

            3. The statute under which the Corporation was incorporated is the Pennsylvania Business Corporation Law of 1933.

            4.   The date of its incorporation is:

                 January 8, 1971

            5.   The amendment was adopted by the shareholders at the annual meeting of its shareholders held on May 23, 1996.

            6. The amendment adopted by the Corporation, set forth in full, is as follows:

               Article  5(a)  of  the Corporation's  Articles  of
               Incorporation  as  heretofore  amended  shall   be
               further  amended  to  read  in  its  entirety   as
               follows:

               5.(a)  The  aggregate number of  shares  of  stock
               which the Corporation shall have authority to issue is 50,000,000 shares of Common Stock, $.01 par value per share, and 5,000,000 shares of Preferred Stock, $.01 par value per share.

               IN WITNESS WHEREOF, the undersigned Corporation has caused these Articles of Amendment to be signed by its duly authorized officer this 23rd day of May, 1996.

                         AMERICAN TRAVELLERS CORPORATION

                                   BY: /s/ John A. Powell
                                           President



                         SIGNATURES

Pursuant to the requirements of Section 130or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on is behalf by the undersigned thereunto duly authorized.


DATE: August 14, 1996       AMERICAN TRAVELLERS CORPORATION

                 By: /s/ John A. Powell
                     Chairman of the Board and Chief Executive Officer

                 By: /s/ Benedict J. Iacovetti
                     Principal Financial Officer