Form 10-Q
period 1996-09-30
AMERICAN TRAVELLERS CORP
filed 1996-11-14
CIK 790928

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC   20549



(x)  Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.  For the quarter ended
                     September 30, 1996

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

As   of  November 1, 1996, there were  16,328,780 shares  of  the
registrant's  common  stock, $.01 par  value,  outstanding.   The
registrant has no other classes of common stock.


               PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

  AMERICAN TRAVELLERS COPRORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
                   (In thousands)                    (Unaudited)
                                                 September 30,  December 31,
                                                          1996     1995
ASSETS
Investments-
  Bonds, available for sale, at fair value (cost      $689,646 $582,621
$705,541 and $566,859)
  Mortgage loan                                            435      447
       Total investments                               690,081  583,068

Cash and cash equivalents                               12,205   70,214
Accrued investment income                                7,732    6,781
Premiums due and unpaid                                  7,431    7,027
Deferred acquisition costs                             168,691  144,767
Value of business acquired (accumulated                 10,861   12,846
amortization $14,759 and $12,619)
Property and equipment, at cost ( accumulated            3,850    4,176
depreciation $4,289 and $3,682)
Other assets                                             6,761    7,262
       Total assets                                   $907,612 $836,141

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities-
  Future policy benefit reserves                      $283,145 $247,562
  Claim reserves                                       240,582  210,073
  Unearned premium reserves                             62,613   60,477
       Total policy liabilities                        586,340  518,112

Other liabilities                                       10,892    7,785
Current and deferred income taxes                       26,148   35,939
6.5% convertible subordinated debentures               102,900  103,500
       Total liabilities                               726,280  665,336

Shareholders' equity-
  Preferred stock, $.01 par value; 5,000,000 shares         --       --
    authorized; no shares issued
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 16,322,986 and
    16,053,105 shares issued, respectively                 163      161
  Capital in excess of par value                        64,282   59,961
  Net unrealized (loss)/gain on investments           (10,332)   10,245
  Retained earnings                                    127,219  101,187
  Less: Shares of common stock held in treasury             --    (749)
        (cost $200)
       Total shareholders' equity                      181,332  170,805

       Total liabilities and shareholders' equity     $907,612 $836,141

All share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.

              AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               (In thousands, except per share data)(Unaudited)

                           For the three months ended
                                        September 30,
                                      1996       1995
Revenues-
  Accident and health premiums     $94,394    $61,435
  Life premiums                      2,057      2,101
  Net investment income             11,834      4,587
  Realized investment                 (30)        155
   (losses)/gains
       Total revenues              108,255     68,278

Benefits and expenses-
  Benefits to policyholders
    Paid claims                     41,809     25,939
    Change in claim reserves        11,374      7,765
    Change in future policy         11,713      5,230
     benefit reserves
      Total benefits to             64,896     38,934
        policyholders

  Commissions                       24,351     17,531
  General and administrative         8,409      5,653
  Premium taxes                      2,224      1,610
  Amortization of value of             375        676
   business acquired
  Amortization of deferred           5,053      5,440
   acquisition costs
  Less:  policy acquisition costs  (12,984)   (10,496)
         deferred
  Interest expense                   1,787        614
      Total expenses                29,215     21,028
       Total benefits and expenses  94,111     59,962

Income before provision for income  14,144      8,316
  taxes
Provision for income taxes           4,936      2,589
Net income                          $9,208     $5,727

Primary number of  shares           17,040     16,266
outstanding

Primary earnings per common share    $0.54      $0.35

Net income                          $9,208     $5,727
Add: interest on convertible         1,144        109
     debentures (net of tax)
Net income for fully diluted       $10,352     $5,836
 earnings per  common share
Primary number of  shares
outstanding                         17,040     16,266
Add: incremental shares
     representing-
  Stock option plans                   147         --
  Shares issuable on convertible     6,822        683
   debentures
Fully diluted number of shares
  outstanding                       24,009     16,949

Fully diluted earnings per common
share                                $0.43      $0.34

   All share and per share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.

           AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME
            (In thousands, except per share data)(Unaudited)

                           For the nine months ended
                                        September 30,
                                      1996       1995
Revenues-
  Accident and health premiums     $277,187   $179,898
  Life premiums                       6,138      6,294
  Net investment income              33,134     12,697
  Realized investment gains           1,329        179
       Total revenues               317,788    199,068

Benefits and expenses-
  Benefits to policyholders
    Paid claims                     126,028     74,184
    Change in claim reserves         30,515     20,150
    Change in future policy          35,657     17,390
     benefit reserves
      Total benefits to             192,200    111,724
       policyholders

  Commissions                        71,909     54,011
  General and administrative         23,887     17,532
  Premium taxes                       6,772      4,700
  Amortization of value of            2,139      1,557
   business acquired
  Amortization of deferred           14,240     16,394
acquisition costs
  Less:  policy acquisition costs   (38,163)   (32,269)
         deferred
  Interest expense                    5,762      1,477
      Total expenses                 86,546     63,402
       Total benefits and expenses  278,746    175,126

Income before provision for income   39,042     23,942
 taxes
Provision for income taxes           13,010      7,483
Net income                          $26,032    $16,459

Primary number of  shares            16,820     16,254
 outstanding

Primary earnings per common share     $1.55      $1.01

Net income                          $26,032    $16,459
Add: interest on convertible          3,415        109
     debentures (net of tax)
Net income for fully diluted        $29,447    $16,568
earnings per  common share
Primary number of  shares            16,820     16,254
outstanding
Add: incremental shares
representing-
  Stock option plans                    189         --
  Shares issuable on convertible      6,824        226
debentures
Fully diluted number of shares
outstanding                          23,833     16,480

Fully diluted earnings per common
share                                 $1.24      $1.01

All share and per share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.


            AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                          For the nine months ended September 30,

Cash flows-operating activities                     1996     1995
Net income                                       $26,032  $16,459
Adjustments to reconcile net income to cash
provided by operating activities-
  Amortization of deferred policy acquisition     14,240   16,394
costs
  Amortization of discount and premium            (1,146)     550
  Depreciation and amortization                      967    1,619
  Realized securities (gains)                     (1,329)    (153)
  Increase/(Decrease) in current and deferred      3,474   (5,317)
   income taxes
  Increase in reserves                            68,228   40,980
  Increase in other liabilities                    3,107    1,488
  Deferred policy acquisition costs              (38,163) (32,269)
  Decrease in  other assets and value of             750      424
business acquired
Total adjustments                                 50,128   23,716

Net cash provided by operating activities         76,160   40,175

Cash flows-investing activities
  Proceeds from sales of investments             156,657       --
  Proceeds from calls and maturities on          260,911   29,045
   investments
  Purchase of investments                       (553,763)(105,396)
  Purchase of fixed assets                          (282)    (439)

Net cash used in investing activities           (136,477) (76,790)

Cash flows-financing activities
Proceeds from issuance of Subordinated                --  103,500
Debentures
Debentures issue costs                                --   (3,905)
Repayments on notes payable                           --  (20,000)
  Exercise of stock options                        2,308      404

Net cash provided by financing activities          2,308   79,999

Net (decrease)/ increase in cash and cash        (58,009)  43,384
equivalents
Cash and cash equivalents, beginning of period    70,214    9,133

Cash and cash equivalents, end of period         $12,205  $52,517

Supplemental disclosure of cash flow
information:

Cash paid during the period for:
  Interest                                       $ 3,583  $ 1,262
  Income Taxes                                   $ 9,962  $12,800


      AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands)
                         (Unaudited)

                                           Net
                         Common Capital in Unrealized   Re-    Treas- Share-
                  Common Stock  Excess of  gain/(loss)  tained ury    holders'
                  Shares Amount Par Value  on Invest.   Earn.  Stock  Equity

Balance,        $ 16,053   $161   $59,961    $10,245  $101,187 ($749) $170,805
12/31/95
Net income            --     --        --         --    26,032    --  $ 26,032
Exercise of          430      4     2,306         --        --    --  $  2,310
stock options
Tax benefit from
 exercise of
 stock options        --     --     2,184          --       --    --  $  2,184
Conversion of         40     --       578          --       --    --  $    578
 debentures
Change in
unrealized gain/
  (loss) on           --     --        --     (20,577)      --    -- ($20,577)
investments
Retirement of       (200)    (2)     (747)         --            749  $     0
treasury stock

Balance, 9/30/96  16,323   $163    $64,282   ($10,332)  $127,219  $0  $181,332



          All share amounts have been adjusted to reflect a three-for-two stock split paid on April 10, 1996.


      AMERICAN TRAVELLERS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996
              (In thousands, except share data)
                         (Unaudited)

(1)  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements. Operating results for the quarter or the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year then ended December 31, 1995.

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

The preparation of financial statements in conformity with GAAP requires the use of estimates which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Earnings per share-

Primary  earnings  per  common share are based  on  the  weighted average number of shares outstanding during the period and the dilutive effect of stock options and other common stock equivalents. Fully diluted earnings per common share are based on the weighted average number of shares outstanding, the dilutive effect of common stock equivalents, and the assumed conversion of the 6.5% convertible subordinated debentures (the "Debentures"). Net income is increased by the interest on the Debentures, net of related income taxes.

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

(4)  Pending Merger:

On August 25, 1996, the Company and Conseco, Inc. ("Conseco") jointly entered into a definitive agreement providing for all shareholders of the Company to receive an amount of Conseco Common Stock for each of their shares through a share exchange based upon the following exchange ratio: (I) if the average closing prices of Conseco Common Stock for the ten trading days immediately preceding the second trading day prior to the consummation of the Merger ("the Conseco Share Price") is greater than or equal to $42.25 per share and less than or equal to $46.25 per share, 0.7574 of a share of Conseco Common Stock, (II) if the Conseco Share Price is less than $42.25 per share, the fraction of a share of Conseco Common Stock determined by dividing $32.00 by the Conseco Share Price, or (III) if the Conseco Share Price is greater than $46.25 per share, the fraction of a share of Conseco Common Stock determined by dividing $35.03 by the Conseco Share Price. Accordingly, the Company's shareholders will receive Conseco Common Stock with a value of not less than $32.00 and up to $35.03 per share. The Company's Debentures will become convertible into shares of Conseco Common Stock on an equivalent basis.


ITEM   2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                           General

On August 25, 1996, ATC and Conseco entered into an Agreement and Plan of Merger whereby ATC would merge with and into Conseco, with Conseco being the surviving entity. Such merger is subject to, among other things, the approval by the shareholders of both companies and various regulatory bodies. A Joint Proxy Statement was mailed to shareholders of both companies on October 25, 1996 and shareholder meetings are scheduled to take place on November 26, 1996 to vote on the merger.

If the merger is consummated, ATC will cease to exist and ATL, UGL, ATICNY and ATIS will become wholly owned subsidiaries of Conseco. It is anticipated, but not assured, that the merger will be consummated before December 31, 1996 assuming that the requisite shareholder and regulatory approvals are obtained.

The following discussion of results of operations and liquidity and capital resources of the Company speaks only in the context of the Company as it presently exists. It does not contain pro forma information or otherwise contemplate the combination of the Company with Conseco pursuant to the merger.

                    Results of Operations

During each of the past two years, the Company consummated the acquisition of substantial blocks of in force policies of insurance from other companies, and the revenues and expenses associated with these policies are included in the Company's operating results from the respective acquisition dates. In the fourth quarter of 1994, the Company consummated an acquisition of a block of long term care policies, representing $25.0 million in annualized premiums and $29.6 million of net assets, from two insurance subsidiaries of the J.C. Penney Company (the "JCP Acquisition") and in the fourth quarter of 1995, the Company consummated an acquisition of a block of long term care policies, representing $96.0 million in annualized premiums and $250.0 million of net assets, from two insurance subsidiaries of Transport Holdings, Inc. (the "Transport Acquisition"). These acquisitions (i) enabled the Company to increase its premium income without incurring the customary higher first year commissions and expenses associated with new policy sales; (ii) enabled the Company to service the acquired policies without significant additional infrastructure, thereby contributing to a reduction in general and administrative expenses as a percentage of revenues; and (iii) substantially increased investment income. However, because of the amount and timing of these acquisitions, the results of operations for the quarterly and nine months periods presented may not be directly comparable.

Revenues

For the quarter ended September 30, revenues increased 59% to $108.3 million in 1996 from $68.3 million in 1995. For the nine months ended September 30, revenues increased 60% to $317.8 million in 1996 from $199.1 million in 1995. Premiums for the quarter ended September 30, 1996 included $5.1 million attributable to the JCP Acquisition and $22.3 million attributable to the Transport Acquisition; premiums for the quarter ended September 30, 1995 included $5.4 million attributable to the JCP Acquisition. Premiums for the nine months ended September 30, 1996 included $15.1 million attributable to the JCP Acquisition and $68.4 million attributable to the Transport Acquisition; premiums for the nine months ended September 30, 1995 period included $17.3 million attributable to the JCP Acquisition.

The Company's annualized long term care premiums in force have grown significantly. The period-to-period changes in the various components of annualized premiums in force, including components attributable to the JCP Acquisition and the Transport Acquisition, are summarized in the schedule below:


                Annualized Premiums in Force
                    (Dollars in millions)


September 30,               Percentage Change
                                    1996         1995     1996 v.1995
Nursing home                   $   283.8    $   164.7         72%
Home health care                    82.4         60.2         37%
  Total long term care             366.2        224.9         63%

Medicare supplement                 21.0         23.2        (9%)
Other accident and health            8.0          8.9       (10%)
Life insurance                       8.8          8.7          1%

Total premiums in force         $  404.0     $  265.7         52%

Amount attributable to:
   JCP Acquisition              $   19.9     $   22.1
   Transport Acquisition        $   89.7           --

As of September 30, 1996, the Company had $404.0 million of annualized premiums in force, a 52% increase from September 30, 1995. Partially offsetting the growth in long term care premiums is a reduction in the Company's Medicare supplement business. New sales of Medicare supplement policies have been negligible since 1992 when management decided to de-emphasize this product line.

New   business  premiums  generated  internally,  which  excludes premiums  attributable to the JCP Acquisition and  the  Transport
Acquisition, are summarized by line of business below:

                       New Business Premiums
                       (Dollars in millions)


             Quarter  ended September 30, Nine months ended September 30,
                                        %                       %
                     1996    1995  Change    1996    1995  Change
Nursing home       $ 14.6  $ 10.6     38%  $ 41.1  $ 31.4    31%
Home health care      5.2     4.8      8%    16.4    15.3     7%
 Total long term     19.8    15.4     29%    57.5    46.7    23%
  care

Other  accident       0.3     0.5   (40%)     1.0     1.5  (33%)
 and health
Life insurance        0.4     0.8   (50%)     1.3     2.7  (52%)

Total new
business          $  20.5  $ 16.7     23%  $ 59.8 $  50.9   18%

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

Investment income increased $7.2 million or 158% during the third quarter of 1996 as compared to the third quarter of 1995. Investment income, including securities gains, increased by $21.6 million or 168% for the nine months ended September 30, 1996, as compared to the same period for 1995. The increases during the periods noted reflect the availability of additional cash for investment from premium growth, the net proceeds of the Debenture offering in September 1995, the Transport Acquisition in October 1995 and the JCP Acquisition in October 1994. In future years investment income is expected to be a more significant component of the Company's revenues and operating income due to the increasing size of the Company's invested asset base.

During 1993, the Company began purchasing tax-free municipal securities, which provided superior after-tax yields when compared to taxable securities of similar quality and maturity. This practice was continued during the first nine months in 1994. In the fourth quarter of 1994, the Company changed its investment criteria to include the purchase of taxable securities in response to its changing tax planning requirements. The Company sold $74.6 million of its municipal securities or 96% of its total municipal securities portfolio during the nine months ended September 30, 1996. The Company intends to liquidate the balance of its municipal securities in 1996.

The Company invests in publicly traded investment grade debt instruments. It does not invest in high-yield debt securities, equities or real estate, and has historically held its investment portfolio at amortized cost. While the Company's investment policy has been to hold its investments until maturity, the Company changed its strategy in the fourth quarter of 1995 and made its entire portfolio available for sale. This will provide the Company with the flexibility to adjust its investment holdings in response to changing market conditions and other factors. The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of September 30, 1996, the Company had increased its holdings in mortgage-backed securities, all of which are highly liquid public issues, to $242.3 million (cost), as compared to $180.9 million (cost) as of December 31, 1995.

Benefits and Expenses

Benefits to policyholders (the sum of claims paid and changes in reserves for claims and future policy benefits) increased $26.0 million or 67% in the third quarter of 1996 as compared to the third quarter of 1995. Benefits to policyholders increased $80.5 million or 72% for the nine months ended September 30, 1996 as compared to the same period for 1995. The period-to-period changes in the components of benefits to policyholders are as follows:

                  Benefits to Policyholders
                    (Dollars in millions)


               Quarter ended September 30,  Nine months ended September 30,
                                        %                       %
                     1996    1995  Change    1996    1995  Change
Paid claims        $ 41.8  $ 25.9     61% $ 126.0  $ 74.2    70%
Change  in   claim   11.4     7.8     46%    30.5    20.1    52%
 reserves
Change  in benefit   11.7     5.2    125%    35.7    17.4   105%
 reserves
Total benefits  to
policyholders      $ 64.9  $ 38.9     67% $ 192.2  $111.7    72%

The recent increases in benefits to policyholders correspond to the continued growth in the Company's policyholder base. The increases in paid claims as a percentage of premiums over the periods is a result of the increasing size of the Company's
renewal  business  relative  to its  total  business.   The  1996
periods include claim activity related to the Transport Acquisition which was substantially comprised of renewal premiums as opposed to new business premiums. The increases in benefit reserves in the 1996 periods are more significant than in 1995 as a result of improved persistency. This increase in reserves is partially offset by a reduction in the rate of amortization of deferred policy acquisition costs as policies remain in force for longer periods of time. The Company actively monitors claims and has its reserves reviewed annually by an independent actuarial firm to ensure that claim and benefit reserves are adequate and to make appropriate adjustments, if necessary, in marketing strategy, product design and premium rates.

Commission expense increased $6.8 million or 39% in the third quarter of 1996 as compared to the third quarter of 1995. Commission expense increased $17.9 million or 33% for the nine months ended September 30, 1996, as compared the same period in 1995. As a percentage of total premiums, commission expense decreased to 25.2% in the third quarter of 1996 as compared to 27.6% in the third quarter of 1995. As a percentage of total premiums, commission expense decreased to 25.4% for the nine months ended September 30, 1996, as compared to 29.0% for the same period in 1995. These decreases are directly related to the increase in renewal business (for which a lower commission rate is payable) relative to total business during the periods presented.

Total general and administrative expenses increased by $2.8 million or 49% in the third quarter of 1996 as compared to the third quarter of 1995. Total general and administrative expenses increased by $6.4 million or 36% for the nine months ended September 30, 1996, as compared to the same period for 1995. The increase in total general and administrative expenses over the recent periods is primarily due to the incremental costs of servicing a larger in force policyholder base, as well as an increase in state and local premium taxes, which vary directly with premium. The premium tax increase continues a trend for all periods presented. As a percentage of total premiums, general and administrative expenses have decreased as the Company's growth has enabled it to achieve certain operational economies of scale.

Interest expense increased significantly in the first nine months of 1996 as a result of the Company's issuance in September 1995 of the Debentures, the net proceeds of which were used for, among other purposes, repayment of the Company's $20.0 million revolving credit facility which was previously the sole source of interest expense.

Policy acquisition costs deferred increased $2.5 million or 24% in the third quarter of 1996 as compared to the third quarter of 1995. Policy acquisition costs deferred increased $5.9 million or 18% for the nine months ended September 30, 1996 as compared to the same period in 1995. Policy acquisition costs, which consist principally of excess first year commissions and policy issue and underwriting costs, vary with, and are directly related to, new business premiums.

Amortization of deferred policy acquisition costs decreased $0.4 million or 7% in the third quarter of 1996 as compared to the third quarter of 1995. Amortization of deferred policy acquisition costs decreased $2.2 million or 13% for the nine months ended September 30, 1996 as compared to the same period in 1995. These decreases are due to improved persistency which results in the amortization of deferred acquisition costs over a longer policy life. At the same time, improved persistency results in benefit reserve increases which are required to recognize higher morbidity rates as policyholders maintain policies in force for a longer period of time and to a higher age. The total dollar reserve increases caused by improved persistency have exceeded the total dollar decreases in the amortization of deferred policy acquisition costs. Amortization of deferred policy acquisition costs varies with, and is directly related to, the lapse rates of premiums in force.

Amortization of the value of business acquired varies with and is directly related to premiums in force on acquired business. The amortization of the value of business acquired, primarily relating to acquisitions made in 1991 and previously, for the first quarter of 1996 includes an additional $1.0 million which was voluntarily amortized by the Company.

The  provision for income taxes increased $2.3 million or 89%  in the third quarter of 1996 as compared to the third quarter of 1995. The provision for income taxes increased $5.5 million or 73% for the nine months ended September 30, 1996, as compared to the same period in 1995. The components of the income tax provisions are as follows:
                 Provision for Income Taxes
                    (Dollars in millions)

               Quarter ended September 30, Nine months ended September 30,
                                        %                       %
                     1996    1995  Change    1996    1995  Change
Income      before
provision for
income tax         $ 14.1   $ 8.3     70%  $ 39.0  $ 23.9     63%
Tax-free income      (0.1)   (0.8)   (88%)   (1.2)   (2.4)   (50%)
Taxable income       14.0     7.5     87%    37.8    21.5     76%

Total    provision $  4.9   $ 2.6     89%  $ 13.0  $  7.5     73%
 for income tax

The increased tax provisions are directly attributable to the increases in the Company's pre-tax earnings. The Company's effective tax rate for financial reporting purposes was 34.9% for the third quarter of 1996, as compared to 31.1% for the third quarter of 1995. The Company's effective tax rate for financial reporting purposes was 33.3% for the nine months ended September 30, 1996 and 31.3% for the same period in 1995. The increases in 1996, as compared to 1995 are primarily the result of lower percentages of income being derived from municipal securities as the Company is in the process of liquidating such securities.

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

The Company intends to maintain its credit facility in place. The credit facility is secured by the common stock of ATL and ATIS. The Company has no other lines of credit. As of September 30, 1996, the Company had no material commitments for any capital expenditures.

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

State insurance laws and regulations require that the Company's insurance subsidiaries maintain capital and surplus at specific levels. The regulators began to utilize a "risk-based" capital and surplus analysis as a guide to determine the appropriate level of capital and surplus. As of September 30, 1996, the "adjusted" statutory capital and surplus for the Company's insurance subsidiaries was above all required capital and surplus levels. The Company must continue, however, to increase its insurance subsidiaries' statutory capital and surplus in order to significantly increase its sales of new policies or make acquisitions of other blocks of business. The Company continuously reviews the availability of additional lines of credit and other funding sources that it may utilize to support its future growth.

Management believes that the effect of inflation is insignificant to its insurance operations, except with respect to its Medicare supplement product line.

                 PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS-

       2.  Agreement and Plan of Merger dated as of August 25,
       1996 by and between Conseco, Inc.     and American
       Travellers Corporation.  Incorporated by reference to
       Exhibit 2.1 contained in the Company's Form 8-K filed
       August 28, 1996.

       27. FINANCIAL DATA SCHEDULE - Electronic format only.

     (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1996

              On August 28, 1996, the Company filed an 8-K disclosing an Agreement and Plan of Merger dated as of August 25, 1996 by and between Conseco and American
         Travellers Corporation.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on is behalf by the undersigned thereunto duly authorized.


DATE: November 14, 1996                 AMERICAN TRAVELLERS
                                             CORPORATION

                              By: /s/ John A. Powell
                                      Chairman of the Board and
                                      Chief Executive Officer

                              By: /s/ Benedict J. Iacovetti
                                      Principal Financial Officer